Form 10-Q
period 1996-05-04
FILENES BASEMENT CORP
filed 1996-08-05
CIK 875404

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       May 4, 1996
                                ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number     0-19149
                       ---------------------------------------------------------

                           Filene's Basement Corp.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Massachusetts                                   04-3016733
       -------------                                   ----------
(State or other jurisdiction of incorporation     (I.R.S. Employer
          or organization)                        Identification No.)

                      40 Walnut Street, Wellesley, MA 02181
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 348-7000
                                 --------------
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 20,499,189 shares of Common Stock as of June 11, 1996.

                             FILENE'S BASEMENT CORP.

                                      INDEX

PART I FINANCIAL INFORMATION                                   Page No.
                                                               --------

     Consolidated Balance Sheets                                 3
     May 4, 1996, February 3, 1996
     and April 29, 1995

     Consolidated Statements of Operations                       4
     Thirteen weeks ended May 4, 1996
     and April 29, 1995


     Consolidated Statements of Cash Flows                       5
     Thirteen weeks ended May 4, 1996
     and April 29, 1995

     Notes to Consolidated Financial Statements                  6 - 7

     Management's Discussion and Analysis of                     8 - 10
     Financial Condition and Results of Operations


PART II OTHER INFORMATION

     Item 4 - Submission of Matter to a Vote                     11
               of Security Holders

     Item 6 - Exhibits and Reports on Form 8-K                   11

     Signatures                                                  12

     Exhibit 11 - Computation of Net Income per                  13
                  Common Share


                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                         (CONSOLIDATED BALANCE SHEETS)
                                   (unaudited)
                             (dollars in thousands)

- ----------------------------------------------------------------------------------------


                    ASSETS
                    ------

                                                      May 4,     February 3,   April 29,
                                                       1996         1996         1995
                                                    ---------    -----------   ---------
Current assets:

  Cash and cash equivalents                          $    365     $    464     $    454
  Inventories                                          91,109       85,777      129,657
  Other current assets                                 19,323       26,534       14,889
  Deferred income taxes                                     -            -        9,504
                                                     --------     --------     --------
Total current assets                                  110,797      112,775      154,504


Property, plant and equipment, net                     62,535       67,278       69,772
Beneficial operating lease rights, net                 15,797       16,125       17,111
Deferred income taxes                                   3,128        3,128        2,500
Intangible assets, net & other                         10,592       10,746        5,498
                                                     --------     --------     --------
  Total assets                                       $202,849     $210,052     $249,385
                                                     ========     ========     ========



     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------


Current liabilities:

  Accounts payable                                     39,156       36,645       47,443
  Accrued expenses                                     29,178       33,402       31,559
  Short term debt                                       7,300       13,200       17,000
  Obligations under capital leases, due
    within one year                                       501          490          459
                                                     --------     --------     --------
Total current liabilities                              76,135       83,737       96,461

Reserve for store closings                              4,663        4,663        1,366

Deferred revenue                                        2,124        2,166        2,291

Long-term debt                                         35,000       35,000       35,000

Obligations under capital leases, less
    portion due within one year                         3,498        3,627        3,999

Stockholders' equity

  Common stock, $.01 par value; authorized
   70,000,000 shares; 20,577,715, 20,575,464
   and 20,401,775 shares issued                           206          206          204

  Cost of 75,000 common shares in treasury                (16)         (16)         (16)

  Unamortized restricted stock compensation                (6)         (12)         (31)

Additional paid-in capital                             86,049       86,048       85,600
Retained earnings                                      (4,804)      (5,367)      24,511
                                                     --------     --------     --------
Total stockholders' equity                             81,429       80,859      110,268
                                                     --------     --------     --------
Total liabilities and stockholders' equity           $202,849     $210,052     $249,385
                                                     ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

- --------------------------------------------------------------------------------------

                                                   13 Weeks Ended -   13 Weeks Ended -
                                                     May 4, 1996      April 29, 1995
                                                  -----------------   ----------------
                                                      $         %        $        %
                                                  --------    -----   --------  -----
Net Sales                                         $124,032    100.0%  $127,694  100.0%

                                                  --------    -----   --------  -----
Cost of Sales, including buying, receiving and
    occupancy costs:                                93,210     75.1%    97,812   76.6%
                                                  --------    -----   --------  -----
       Gross profit                                 30,822     24.9%    29,882   23.4%

Selling, general and administrative expenses        28,248     22.8%    31,591   24.7%

Amortization of intangible assets and
 beneficial operating lease rights                     367      0.3%       338    0.3%
                                                  --------    -----   --------  -----
       Operating income (loss)                       2,207      1.8%    (2,047)  -1.6%

Interest expense, net                                1,267      1.0%       942    0.7%
                                                  --------    -----   --------  -----

Income (loss) before income taxes                      940      0.8%    (2,989)  -2.3%
Income tax provision (benefit)                         376      0.3%    (1,076)  -0.8%
                                                  --------    -----   --------  -----

Net income (loss)                                      564      0.5%    (1,913)  -1.5%
                                                  ========    =====   ========  =====

Primary and fully diluted income (loss) per common share:

Net income (loss)                                 $   0.03            $  (0.09)
                                                  ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                                       FILENE'S BASEMENT CORP.
                                (and its WHolly-Owned Subsidiaries)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                      (dollars in thousands)

- ----------------------------------------------------------------------------------------------
                                                          13 Weeks Ended -    13 Weeks Ended -
                                                            May 4, 1996       April 29, 1995
                                                          ----------------    ----------------
Cash flows from operating activities:

  Net income (loss)                                         $    564              $ (1,913)
  Adjustments to reconcile net income (loss) to net cash
      used in operations:

    Depreciation and amortization                              3,057                 3,443
    Amortization related to restricted stock compensation          6                     6
    Deferred income taxes                                          0                  (243)

    Changes in operating assets and liabilities:

      Inventory                                               (5,332)              (12,153)
      Other current assets                                     7,211                (4,178)
      Accounts payable                                         2,511                (1,365)
      Accrued expenses                                        (1,460)               (1,185)
                                                            --------              --------
Total adjustments                                              5,993               (15,675)

Net cash provided by (used in) operating activities            6,557               (17,588)

Cash flows from investing activities:

  Purchase of property, plant and equipment & other             (639)               (3,536)
  Proceeds from sale of leasehold interest                         0                    41
                                                            --------              --------
Net cash used in investing activities                           (639)               (3,495)

Cash flows from financing activities:

  Proceeds from short-term borrowings                         26,585                32,050
  Payments on short term borrowings                          (32,485)              (15,050)
  Principal payments of capital lease obligations               (118)                 (109)
  Proceeds from sale of common stock to employees                  1                     4
                                                            --------              --------
Net cash provided by (used in) financing activities           (6,017)               16,895

Net increase (decrease) in cash and cash equivalents             (99)               (4,188)

Cash and cash equivalents at beginning of period                 464                 4,642
                                                            --------              --------
Cash and cash equivalents at end of period                  $    365              $    454
                                                            ========              ========
Supplemental disclosures of cash flow information:

  Interest paid                                             $  1,215              $    191
  Income taxes paid                                              199                   119


The accompanying notes are an integral part of the consolidated financial statements.

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results of the periods ended May 4, 1996 and April 29, 1995 are not necessarily indicative of the results for a full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season.

2. The preceding data is unaudited but, in the opinion of management, includes all adjustments (consisting of normally occurring accruals and deferrals) necessary for the fair presentation of the results of operations for the periods reported, in accordance with generally accepted accounting principles and practices consistently applied.

3. On May 23, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Agreement"), which replaced the existing Amended and Restated Credit and Override Agreement dated October 13, 1995 and as amended on October 31, 1995, December 8, 1995 and February 3, 1996. The Agreement and all loans outstanding thereunder matures on June 30, 1999 and includes a $65,000,000 revolving credit facility and a $10,000,000 term loan, which replaced a $50,000,000 revolving credit facility and $35,000,000 of fixed rate debt.

     Advances against eligible inventory and receivables bear interest at either prime plus 0.50% or LIBOR plus 2.50%. The term loan bears interest at either prime plus 0.75% or LIBOR plus 2.75%. In the event the Company achieves a predetermined financial target for the current fiscal year, the interest rate on all loans will be decreased by 0.50%. Mandatory payments of the term loan principal are required upon the occurrence of certain events during the period preceding the first anniversary of the loan and thereafter, based on the outstanding principal balance at that date, in eight equal quarterly installments commencing September 30, 1997. In the event the outstanding principal of the term loan on the first anniversary is greater than $4 million, the interest rate on the term loan only will be permanently increased by 1%. All assets of the Company serve to collateralize borrowings under the Agreement.

     The Agreement contains new financial covenants which are less restrictive than the previous requirements thereby providing the Company with greater operating flexibility. The most restrictive covenant of the new agreement mandates cumulative

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     minimum earnings before interest, taxes, depreciation and amortization for specified periods during the term of the Agreement.

4. In the fourth quarter of Fiscal 1995, the Company recorded a charge of $10.6 million in connection with the planned closing of eight stores. One store was closed in Fiscal 1995 and four stores were closed in the Fiscal quarter ended May 4, 1996. During the current quarter, the Company used $3.6 million of the reserve primarily for the write-off of abandoned leasehold improvements and costs directly associated with the closing of stores. Of the $3.6 million, $2.8 million were noncash related charges. The Company believes that the reserve balances as of May 4, 1996 are adequate to cover the estimated remaining obligations associated with this charge.

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996



RESULTS OF OPERATIONS
- ---------------------

Net sales for the fiscal quarter ended May 4, 1996 decreased $3.7 million, or 3%, to $124.0 million, as compared to the same period in the prior year. Comparable store sales for the thirteen week period were flat versus the comparable thirteen week period last year. The total number of stores in operation on May 4, 1996 and April 29, 1995 were 43 and 52, respectively. For the twelve fiscal month period April 30, 1995 to May 4, 1996 no new stores were opened and nine locations were closed.

Cost of goods sold as a percentage of sales was 75.1% for the quarter compared to 76.6% for the same period in the prior year. The decrease in cost of goods sold as a percentage of sales was attributable to: a) lower markdown requirements on current season merchandise b) continued liquidation in Fiscal 1996 of inventories related to the Fiscal 1995 strategic repositioning c) assortment mix and d) buying and distribution related costs resulting primarily from the reduction in store locations.

Selling, general and administrative expenses were $28.2 million, or 22.8% of net sales for the current quarter compared to $31.6 million or 24.7% of net sales for the same period in the prior year. Payroll and advertising expenses accounted for the majority of the decrease. Payroll reductions were primarily the result of the decreased number of stores in operation, as compared to the same period in the prior year, while the decrease in advertising expense was the result of the planned elimination of specific events.

For the fiscal quarter ended May 4, 1996, net income was $0.6 million, or 3 cents per share, on 20.9 million average shares outstanding, compared to a net loss of $1.9 million, or 9 cents per share, on 20.8 million average shares outstanding for the quarter ended April 29, 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

On May 23, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Agreement"), which replaced the existing Amended and Restated Credit and Override Agreement dated October 13, 1995 and as amended on October 31, 1995, December 8, 1995 and February 3, 1996. The Agreement and all loans outstanding thereunder matures on June 30, 1999 and includes a $65,000,000 revolving credit facility and a $10,000,000 term loan, which replaced a $50,000,000 revolving credit facility and $35,000,000 of fixed rate debt.

Although the aggregate facility under the new Agreement is $10

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996


million less than the previous arrangement, the Company's borrowing capacity under the new Agreement has actually been enhanced as a result of a broader borrowing base formula and lower overall debt levels. Subsequent to May 4, 1996, the Company received federal tax refunds totalling $9.6 million related to net operating losses carried back to offset prior years' taxable income, which was applied to reduce outstanding debt. Availability under the new Agreement is determined based on a higher advance rate against eligible inventory than under the previous arrangement and also provides for advances against eligible receivables, which previously were not included in the borrowing base. Further, under the previous arrangement, the $35 million of fixed rate debt was a standing use of availability, while under the new Agreement, the $10 million term loan is not considered in the determination of availability.

Advances against eligible inventory and receivables bear interest at either prime plus 0.50% or LIBOR plus 2.50%. The term loan bears interest at either prime plus 0.75% or LIBOR plus 2.75%. Based on these current rates of interest versus the previous credit facility, it is anticipated that the Company will realize annual savings in excess of $1.5 million. In the event the Company achieves a predetermined financial target for the current fiscal year, the interest rate on all loans will be decreased by 0.50%.

Mandatory payments of the term loan principal are required upon the occurrence of certain events during the period preceding the first anniversary of the loan and thereafter, based on the outstanding principal balance at that date, in eight equal quarterly installments commencing September 30, 1997. In the event the outstanding principal of the term loan on the first anniversary is greater than $4 million, the interest rate on the term loan only will be permanently increased by 1%.

The Agreement contains new financial covenants which are less restrictive than the previous requirements thereby providing the Company with greater operating flexibility. The most restrictive covenant of the new agreement mandates cumulative minimum earnings before interest, taxes, depreciation and amortization for specified periods during the term of the Agreement. During the fiscal quarter ended May 4, 1996 and as of May 4, 1996 the Company was in compliance with all covenants of the previous arrangement.

As of May 4, 1996, the Company had over $34.7 million of working capital and $11.8 million of remaining availability, including an allowable overadvance. As of that date, outstanding obligations under the previous arrangement were $7.3 million and the Company had $18.4 million in letter of credit commitments.

Short term trade credit represents a significant source of

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996


financing for inventory purchases and arises from the willingness of vendors to grant extended payment terms. Merchandise inventories are financed either by the vendors or third party factors.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the newly executed Agreement will be adequate to meet its merchandise inventory and operating expense needs, as well as anticipated capital expenditure requirements. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds.

In the fourth quarter of Fiscal 1995, the Company recorded a charge of $10.6 million in connection with the planned closing of eight stores. One store was closed in Fiscal 1995 and four stores were closed in the Fiscal quarter ended May 4, 1996. During the current quarter, the Company used $3.6 million of the reserve primarily for the write-off of abandoned leasehold improvements and costs directly associated with the closing of stores. Of the $3.6 million, $2.8 million were noncash related charges. The Company believes that the reserve balances as of May 4, 1996 are adequate to cover the estimated remaining obligations associated with this charge.

The Company has never paid a cash dividend and has no plans to pay dividends on its common stock.

The Company's business is seasonal, reflecting increased consumer demand in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.39........ Revolving Credit and Term Loan Agreement among the Company,
              Filene's Basement, Inc and Filene's Basement Corp and the First National Bank of Boston. Dated as of May 23, 1996 (filed herewith)

- --------------------------------------------------------------------------------

(b) No reports on Form 8-K were filed during the quarter ended May 4, 1996 for which this report is filed.

              MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, being also its principal financial officer.

                                       FILENE'S BASEMENT CORP.


                                       /s/ Steven Siegel
                                       -------------------------------
                                             Steven Siegel
                                       Executive Vice President, CFO

DATE:  June 14, 1996