Form 10-Q
period 1996-08-03
FILENES BASEMENT CORP
filed 1996-09-16
CIK 875404

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          August 3, 1996
                                ------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________
Commission file number     0-19149
                      ----------------------------------------------------------

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes          No
   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 20,621,652 shares of Common Stock as of September 10, 1996.

                             FILENE'S BASEMENT CORP.

                                      INDEX

PART I FINANCIAL INFORMATION                                   Page No.
                                                               --------
  Item 1 - Financial Statements

         Consolidated Balance Sheets                             3
         August 3, 1996, February 3, 1996
         and July 29, 1995


         Consolidated Statements of Operations                   4
         Twenty-six and Thirteen weeks ended
         August 3, 1996 and July 29, 1995

         Consolidated Statements of Cash Flows                   5
         Twenty-six weeks ended August 3, 1996
         and July 29, 1995


         Notes to Consolidated Financial Statements              6 - 7


  Item 2 - Management's Discussion and Analysis of               8 - 11
             Financial Condition and Results of Operations


PART II OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote
             of Security Holders                                 12

  Item 6 - Exhibits and Reports on Form 8-K                      12


         Signatures                                              13

         Exhibit 11 - Computation of Net Income per              14
                      Common Share

                           FILENE'S BASEMENT CORP.
                      ( and its Wholly-Owned Subsidiaries )

                           CONSOLIDATED BALANCE SHEETS
                                  ( Unaudited )
                            ( dollars in thousands )

- --------------------------------------------------------------------------------

   ASSETS
   ------

                                               August 3,  February 3,  July 29,
                                                 1996        1996        1995
                                               ---------  -----------  --------
Current assets:
  Cash and cash equivalents                    $    513    $    464    $    235
  Inventories                                   100,962      85,777     119,917
  Other current assets                           10,514      26,534      19,301
  Deferred income taxes                            --          --         9,610
                                               --------    --------    --------
Total current assets                            111,989     112,775     149,063

Property, plant and equipment, net               61,131      67,278      68,704
Beneficial operating lease rights, net           15,468      16,125      16,782
Deferred income taxes                             3,128       3,128       2,500
Intangible assets, net & other                    8,696      10,746       5,917
                                               --------    --------    --------
  Total assets                                 $200,412    $210,052    $242,966
                                               ========    ========    ========

   LIABILITIES & STOCKHOLDERS' EQUITY
   ----------------------------------

Current liabilities:
  Accounts payable                               40,804      36,645      38,605
  Accrued expenses                               27,682      33,402      25,722
  Short term debt                                28,600      13,200      26,850
  Obligations under capital leases, due
    within one year                                 494         490         469
                                               --------    --------    --------
Total current liabilities                        97,580      83,737      91,646

Reserve for store closings                        4,663       4,663         158

Deferred revenue                                  2,082       2,166       2,249

Long-term debt                                   10,000      35,000      35,000

Obligations under capital leases, less
    portion due within one year                   3,384       3,627       3,878

Stockholders' equity
  Common stock, $.01 par value; authorized
   70,000,000 shares; 20,607,119, 20,575,464
   and 20,474,840 shares issued                     206         206         205

  Cost of 75,000 common shares in treasury          (16)        (16)        (16)

  Unamortized restricted stock compensation           0         (12)        (25)

Additional paid-in capital                       86,102      86,048      85,726
Retained earnings                                (3,589)     (5,367)     24,145
                                               --------    --------    --------
Total stockholders' equity                       82,703      80,859     110,035
                                               --------    --------    --------
Total liabilities and stockholders' equity     $200,412    $210,052    $242,966
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

                            FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

- -------------------------------------------------------------------------------------------------------------------------------

                                                 26 Weeks Ended -    26 Weeks Ended -   13 Weeks Ended -  13 Weeks Ended -
                                                  August 3, 1996      July 29, 1995      August 3, 1996     July 29, 1995
                                                 ---------------     ----------------   ----------------  ----------------
                                                   $           %        $        %         $        %        $       %
                                                --------    ------   --------  -----    --------  -----   -------- -----

Net sales                                       $244,133    100.0%   $257,943  100.0%   $120,101  100.0%  $130,249  100.0%
                                                --------    -----    --------  -----    --------  -----   --------  -----
Cost of sales, including buying, receiving
    and occupancy costs                          184,294     75.5%    198,479   76.9%     91,084   75.8%   100,667   77.3%
                                                --------    -----    --------  -----    --------  -----   --------  -----
       Gross profit                               59,839     24.5%     59,464   23.1%     29,017   24.2%    29,582   22.7%

Selling, general and administrative expenses      54,058     22.1%     60,255   23.4%     25,810   21.5%    28,664   22.0%

Amortization of intangible assets and
 beneficial operating lease rights                   734      0.3%        676    0.3%        367    0.3%       338    0.3%
                                                --------    -----    --------  -----    --------  -----   --------  -----
       Operating income (loss)                     5,047      2.1%     (1,467)  -0.6%      2,840    2.4%       580    0.4%

Interest expense, net                              2,178      0.9%      2,098    0.8%        911    0.8%     1,156    0.9%
                                                --------    -----    --------  -----    --------  -----   --------  -----

Income (loss) before income taxes                  2,869      1.2%     (3,565)  -1.4%      1,929    1.6%      (576)  -0.5%
Income tax provision (benefit)                     1,090      0.5%     (1,287)  -0.5%        714    0.6%      (211)  -0.2%
                                                --------    -----    --------  -----    --------  -----   --------  -----

Net income (loss)                                  1,779      0.7%     (2,278)  -0.9%      1,215    1.0%      (365)  -0.3%
                                                ========    =====    ========  =====    ========  =====   ========  =====

Primary income (loss) per common share:

Net income (loss)                               $   0.09             $  (0.11)          $   0.06          $  (0.02)


Fully diluted income (loss) per common share:

Net income (loss)                               $   0.08             $  (0.11)          $   0.06          $  (0.02)
                                                ========             ========           ========          ========




                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                            FILENE'S BASEMENT CORP.
                      ( and its Wholly-Owned Subsidiaries )

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            ( dollars in thousands )
- --------------------------------------------------------------------------------

                                                          26 Weeks Ended -    26 Weeks Ended -
                                                           August 3, 1996      July 29, 1995
                                                          ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                         $  1,779            $ (2,278)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:

    Depreciation and amortization                              6,098               6,740
    Amortization related to restricted stock compensation         12                  12
    Deferred income taxes                                          0                (349)

    Changes in operating assets and liabilities:
      Inventory                                              (15,185)             (2,413)
      Other current assets                                    18,237              (8,837)
      Accounts payable                                         4,159             (10,203)
      Accrued expenses                                        (2,901)             (7,774)
                                                            --------            --------
Total adjustments                                             10,420             (22,824)

Net cash provided by (used in) operating activities           12,199             (25,102)

Cash flows from investing activities:
  Purchase of property, plant and equipment & other           (2,648)             (6,354)
  Proceeds from sale of leasehold interest                       283                 288
                                                            --------            --------
Net cash used in investing activities                         (2,365)             (6,066)

Cash flows from financing activities:
  Proceeds from short-term borrowings                         80,174              68,600
  Payments on short-term borrowings                          (64,774)            (41,750)
  Principal payments of capital lease obligations               (239)               (220)
  Long-term debt                                             (25,000)                  0
  Proceeds from sale of common stock to employees                 54                 131

                                                            --------            --------
Net cash provided by (used in) financing activities           (9,785)             26,761

Net decrease in cash and cash equivalents                         49              (4,407)

Cash and cash equivalents at beginning of period                 464               4,642
                                                            --------            --------
Cash and cash equivalents at end of period                  $    513            $    235
                                                            ========            ========
Supplemental disclosures of cash flow information:
   Interest paid                                            $  1,818            $  2,087
   Income taxes paid                                             199                 159

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of the periods ended August 3, 1996 and July 29, 1995 are not necessarily indicative of the results for a full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season.

2. The preceding data is unaudited but, in the opinion of management, includes all adjustments (consisting of normally occurring accruals and deferrals) necessary for a fair presentation of the results of operations for the periods reported, in accordance with generally accepted accounting principles and practices consistently applied.

3. On May 23, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Agreement") as amended June 28, 1996, which replaced the Amended and Restated Credit and Override Agreement dated October 13, 1995 and as amended on October 31, 1995, December 8, 1995 and February 3, 1996. The Agreement expires, and all loans outstanding thereunder mature, on June 30, 1999 and includes a $65.0 million revolving credit facility and a $10.0 million term loan, which replaced a $50.0 million revolving credit facility and $35.0 million of fixed rate debt.

         Although the aggregate facility under the new Agreement is $10.0 million less than the previous arrangement, the Company's borrowing capacity under the new Agreement has actually been enhanced as a result of a broader borrowing base formula and lower overall debt levels. In May, 1996, the Company received federal tax refunds totalling $9.6 million related to net operating losses carried back to offset prior years' taxable income, which was applied to reduce outstanding debt. Availability under the new Agreement is determined based on a higher advance rate against eligible inventory than under the previous arrangement and also provides for advances against eligible receivables and domestic letters of credit, which previously were not included in the borrowing base. Further, under the previous arrangement, the $35 million of fixed rate debt was a standing use of availability, while under the new Agreement, the $10 million term loan is not considered in the determination of availability.

         Advances against eligible inventory and receivables bear interest at either prime plus 0.50% or LIBOR plus 2.50%. The term loan bears interest at either prime plus 0.75% or LIBOR plus 2.75%. Based on these current rates of interest versus the previous credit facility, it is anticipated that the

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Company will realize annual savings in excess of $1.5 million. In the event the Company achieves a predetermined financial target for the current fiscal year, the interest rate on all loans will be decreased by 0.50%.

         Mandatory payments of the term loan principal are required upon the occurrence of certain events preceding the first anniversary of the loan and, thereafter, based on the outstanding principal balance at that date, in eight equal quarterly installments commencing September 30, 1997. In the event the outstanding principal of the term loan on the first anniversary is greater than $4.0 million, the interest rate, on the term loan only, will be permanently increased by 1.0%.

         The Agreement contains new financial covenants which are less restrictive than the previous requirements, thereby providing the Company with greater operating flexibility. The most restrictive covenant of the new agreement mandates cumulative minimum earnings before interest, taxes, depreciation and amortization for specified periods during the term of the Agreement.

4. In the fourth quarter of Fiscal 1995, the Company recorded a charge of $10.6 million in connection with the planned closure of eight stores, one of which was closed in Fiscal 1995 and four of which were closed in the first quarter of Fiscal 1996. The Company has used, through the second quarter of Fiscal 1996, $7.2 million of this reserve, primarily in connection with ongoing lease obligations and the write-off of abandoned fixtures. The Company believes the remaining reserve of $3.4 million is adequate to cover future costs associated with these store closings.

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

RESULTS OF OPERATIONS
- ---------------------

For the quarter ended August 3, 1996 net sales were $120.1 million, down 8 percent from last year's second quarter sales of $130.2 million. Comparable store sales for the thirteen week second quarter were up 3 percent versus the comparable thirteen week period last year. Net sales for the twenty-six week period of $244.1 million were down 5 percent from last year's sales of $257.9 million. Comparable store sales for the six month period ended August 3, 1996 were up 1 percent versus the comparable period last year. For the twelve month period ended August 3, 1996, no new stores were opened and seven stores were closed. The total number of stores in operation on August 3, 1996 and July 29, 1995 were 43 and 50, respectively.

Cost of goods sold as a percentage of sales was 75.8 percent and 75.5 percent for the thirteen and twenty-six week periods ended August 3, 1996, respectively, compared to 77.3 percent and 76.9 percent for the same periods in the prior year. The decrease in cost of goods sold as a percentage of sales was attributable to a decrease in markdowns and increase in markup on cost of sales.

Selling, general and administrative expenses for the second quarter of Fiscal 1996 were $25.8 million, or 21.5 percent of sales, compared to $28.7 million, or
22.0 percent of sales, for the same period last year. For the six month period ended August 3, 1996, selling, general and administrative expenses were $54.1 million, or 22.1 percent of sales, compared to $60.3 million, or 23.4 percent of sales, last year. The decreases in selling, general and administrative expenses for the thirteen and twenty-six week periods were primarily related to reductions in payroll and payroll related expenses as a result of store closings and a decrease in advertising expenditures.

In the fourth quarter of Fiscal 1995, the Company recorded a charge of $10.6 million in connection with the planned closure of eight stores, one of which was closed in Fiscal 1995 and four were closed in the first quarter of Fiscal 1996. The Company has used, through the second quarter of Fiscal 1996, $7.2 million of this reserve, primarily in connection with ongoing lease obligations and the write-off of abandoned fixtures. The Company believes the remaining reserve of $3.4 million is adequate to cover future costs associated with these store closings.

Net income for the quarter ended August 3, 1996 was $1.2 million, or 6 cents per share, on 21.0 million weighted average shares outstanding, compared to a net loss of $0.4 million, or 2 cents per share, on 20.8 million weighted average shares outstanding for the

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

quarter ended July 29, 1995. For the six month period ended August 3, 1996, net income was $1.8 million, or 9 cents per share, on 20.6 million primary weighted average shares outstanding and 8 cents per share on 21.0 million fully diluted weighted average shares outstanding, compared to a net loss of $2.3 million, or 11 cents per share, on 20.8 million primary and fully diluted weighted average shares outstanding for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

On May 23, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Agreement") as amended June 28, 1996, which replaced the Amended and Restated Credit and Override Agreement dated October 13, 1995 and as amended on October 31, 1995, December 8, 1995 and February 3, 1996. The Agreement expires, and all loans outstanding thereunder mature, on June 30, 1999 and includes a $65.0 million revolving credit facility and a $10.0 million term loan, which replaced a $50.0 million revolving credit facility and $35.0 million of fixed rate debt.

Although the aggregate facility under the new Agreement is $10.0 million less than the previous arrangement, the Company's borrowing capacity under the new Agreement has actually been enhanced as a result of a broader borrowing base formula and lower overall debt levels. In May, 1996, the Company received federal tax refunds totalling $9.6 million related to net operating losses carried back to offset prior years' taxable income, which was applied to reduce outstanding debt. Availability under the new Agreement is determined based on a higher advance rate against eligible inventory than under the previous arrangement and also provides for advances against eligible receivables and domestic letters of credit, which previously were not included in the borrowing base. Further, under the previous arrangement, the $35 million of fixed rate debt was a standing use of availability, while under the new Agreement, the $10 million term loan is not considered in the determination of availability.

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

Mandatory payments of the term loan principal are required upon the

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

occurrence of certain events preceding the first anniversary of the loan and, thereafter, based on the outstanding principal balance at that date, in eight equal quarterly installments commencing September 30, 1997. In the event the outstanding principal of the term loan on the first anniversary is greater than $4.0 million, the interest rate, on the term loan only, will be permanently increased by 1.0%.

The Agreement contains new financial covenants which are less restrictive than the previous requirements, thereby providing the Company with greater operating flexibility. The most restrictive covenant of the new agreement mandates cumulative minimum earnings before interest, taxes, depreciation and amortization for specified periods during the term of the Agreement. During the twenty-six week period ended August 3, 1996 and as of August 3, 1996, the Company was in compliance with all covenants of the previous and new arrangements.

As of August 3, 1996, the Company had $14.4 million of working capital and $18.4 million of remaining credit availability. As of that date, outstanding obligations under the Agreement were $38.6 million, including the $10.0 million term loan, and the Company had $22.5 million in letter of credit commitments.

Short term trade credit represents a significant source of financing for inventory purchases and arises from the willingness of vendors to grant extended payment terms. Merchandise inventories are financed either by the vendors or third party factors. The Company is experiencing an increased level of trade credit versus the same time last year.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the recently executed Agreement will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds.

The Company has never paid a cash dividend and has no plans to pay dividends on its common stock.

The Company's business is seasonal, reflecting increased consumer demand in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

operating profit.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forwardlooking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions (iii) the continued support of the Company's numerous providers of goods and services
(iv) the continued success of the Company's efforts to implement planned strategic initiatives and (v) other factors described in the Company's reports filed with the Securities and Exchange Commission from time to time.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of Filene's Basement Corp. was held on June
26, 1996, for the purposes of the election of Mone Anathan III and Harold Leppo as the two Class II Directors of the Company to serve until the 1999 Annual
Meeting of Stockholders and until their successors are duly elected and qualified and to act upon a stockholder proposal to declassify the Board of Directors so that all directors are elected annually. The following tables set forth the results of shareholder votes:

1. Election of Class II Directors:

                                                    Votes            Votes             Votes
                                                 in Favor         Withheld           Against
                                                 --------         --------           -------

Election of Mone Anathan III
   as Class II Director                        18,385,500          258,739                 0

Election of Harold Leppo
   as Class II Director                        18,386,870          257,369                 0


2. Shareholder proposal to declassify the Board of Directors (which was not passed by the shareholders):

                                                                                       Votes
                         Votes                Votes             Votes              Delivered
                      in Favor              Against           Abstain              Not Voted
                      --------              -------           -------              ---------

                     5,309,033            5,642,312           177,113              7,515,781



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.39.1................    First Amendment Agreement amending the Revolving
                           Credit and Term Loan Agreement among the Company,
                           Filene's Basement, Inc and Filene's Basement Corp and the First National Bank of Boston. Dated as of June 28, 1996 (filed herewith)

11.....................    Computation of Net Income per Common Share (filed
                           herewith)

- --------------------------------------------------------------------------------
(b) No reports on Form 8-K were filed during the quarter ended August 3, 1996 for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, being also its principal financial officer.

                                             FILENE'S BASEMENT CORP.


                                             /s/ Steven Siegel
                                             ---------------------------
                                             Steven Siegel
                                             Executive Vice President
                                             and Chief Financial Officer

DATE:  September 13, 1996