Form 10-Q
period 1996-11-02
FILENES BASEMENT CORP
filed 1996-12-17
CIK 875404

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            November 2, 1996
                               ---------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------
Commission file number     0-19149
                       ---------------------------------------------------------

                             Filene's Basement Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-3016733
         -------------                                           ----------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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
Yes       No
    -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 20,637,087 shares of Common Stock as of December 6, 1996.

                             FILENE'S BASEMENT CORP.

                                      INDEX


PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------

  Item 1 - Financial Statements

     Consolidated Balance Sheets                                            3
     November 2, 1996, February 3, 1996
     and October 28, 1995


     Consolidated Statements of Operations                                  4
     Thirty-nine and Thirteen weeks ended
     November 2, 1996 and October 28, 1995


     Consolidated Statements of Cash Flows                                  5
     Thirty-nine weeks ended November 2, 1996
     and October 28, 1995


     Notes to Consolidated Financial Statements                           6 - 7


  Item 2 - Management's Discussion and Analysis of                        8 - 11
     Financial Condition and Results of Operations


PART II OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote
             of Security Holders                                            12

  Item 6 - Exhibits and Reports on Form 8-K                                 12


     Signatures                                                             13


     Exhibit 11 - Computation of Net Income per                             14
                  Common Share

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                        (dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                              November 2,   February 3,   October 28,
                                                                 1996          1996          1995
                                                              -----------   -----------   -----------
           ASSETS
           ------
Current assets:
  Cash and cash equivalents                                    $    296      $    464      $    122
  Inventories                                                   112,512        85,777       129,671
  Other current assets                                           14,237        26,534        17,330
  Deferred income taxes                                              --            --         9,154
                                                               --------      --------      --------
Total current assets                                            127,045       112,775       156,277


Property, plant and equipment, net                               61,783        67,278        69,098
Beneficial operating lease rights, net                           15,140        16,125        16,454
Deferred income taxes                                             3,128         3,128         2,500
Intangible assets, net & other                                    8,319        10,746         7,044
                                                               --------      --------      --------
  Total assets                                                 $215,415      $210,052      $251,373
                                                               ========      ========      ========

  LIABILITIES & STOCKHOLDERS' EQUITY
  ----------------------------------

Current liabilities:
  Accounts payable                                               52,415        36,645        42,145
  Accrued expenses                                               30,301        33,402        26,562
  Short term debt                                                26,000        13,200        29,300
  Obligations under capital leases, due
    within one year                                                 466           490           476
                                                               --------      --------      --------
Total current liabilities                                       109,182        83,737        98,483

Reserve for store closings                                        4,663         4,663           158

Deferred revenue                                                  2,041         2,166         2,208

Long-term debt                                                   10,000        35,000        35,000

Obligations under capital leases, less
    portion due within one year                                   3,289         3,627         3,754

Stockholders' equity
  Common stock, $.01 par value; authorized
   70,000,000 shares; 20,661,113, 20,575,464
   and 20,541,410 shares issued                                     206           206           205

  Cost of 75,000 common shares in treasury                          (16)          (16)          (16)

  Unamortized restricted stock compensation                           0           (12)          (19)

Additional paid-in capital                                       86,126        86,048        85,849
Retained earnings (deficit)                                         (76)       (5,367)       25,751
                                                               --------      --------      --------
Total stockholders' equity                                       86,240        80,859       111,770
                                                               --------      --------      --------
Total liabilities and stockholders' equity                     $215,415      $210,052      $251,373
                                                               ========      ========      ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                         (dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------

                                                  39 Weeks Ended -     39 Weeks Ended -      13 Weeks Ended -    13 Weeks Ended -
                                                  November 2, 1996     October 28, 1995      November 2, 1996    October 28, 1995
                                                  -----------------    -----------------     -----------------   ----------------
                                                     $          %         $           %         $          %        $         %
                                                  --------    -----    --------     -----    --------    -----   --------   -----
Net sales                                         $391,336    100.0%   $412,187     100.0%   $147,203    100.0%  $154,244   100.0%
                                                  --------    -----    --------     -----    --------    -----   --------   -----
Cost of sales, including buying, receiving and
    occupancy costs:                               293,345     75.0%    315,403      76.5%    109,051     74.1%   116,924    75.8%
                                                  --------    -----    --------     -----    --------    -----   --------   -----
       Gross profit                                 97,991     25.0%     96,784      23.5%     38,152     25.9%    37,320    24.2%

Selling, general and administrative expenses        85,169     21.8%     93,266      22.6%     31,111     21.1%    33,011    21.4%

Amortization of intangible assets and
 beneficial operating lease rights                   1,100      0.3%      1,014       0.2%        366      0.2%       338     0.2%
                                                  --------    -----    --------     -----    --------    -----   --------   -----
       Operating income                             11,722      2.9%      2,504       0.7%      6,675      4.6%     3,971     2.6%

Interest expense, net                                3,186      0.8%      3,556       0.9%      1,008      0.7%     1,458     0.9%
                                                  --------    -----    --------     -----    --------    -----   --------   -----

Income (loss) before income taxes                    8,536      2.1%     (1,052)     -0.2%      5,667      3.9%     2,513     1.7%

Income tax provision (benefit)                       3,244      0.8%       (379)     -0.1%      2,154      1.5%       908     0.6%
                                                  --------    -----    --------     -----    --------    -----   --------   -----
Net income (loss)                                 $  5,292      1.3%   $   (673)     -0.1%   $  3,513      2.4%  $  1,605     1.1%
                                                  ========    =====    ========     =====    ========    =====   ========   =====
Primary and fully diluted income (loss)
   per common share:

Net income (loss)                                    $0.26               $(0.03)                $0.17               $0.08
                                                     =====               ======                 =====               =====

                     The accompanying notes are an integral
                 part of the consolidated financial statements.
                                     PAGE 4

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                     (dollars in thousands)
-----------------------------------------------------------------------------------------------
                                                          39 Weeks Ended -    39 Weeks Ended -
                                                          November 2, 1996    October 28, 1995
                                                          ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                          $  5,292            $   (673)
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operations:

    Depreciation and amortization                               9,273               9,935
    Amortization related to restricted stock compensation          12                  18
    Deferred income taxes                                           0                 107

    Changes in operating assets and liabilities:
      Inventory                                               (26,735)            (12,167)
      Other current assets                                     14,069              (7,012)
      Accounts payable                                         15,770              (6,663)
      Accrued expenses                                           (282)             (6,381)
                                                             --------            --------
Total adjustments                                              12,107             (22,163)

Net cash provided by (used in) operating activities            17,399             (22,836)

Cash flows from investing activities:
  Purchase of property, plant and equipment & other            (5,811)            (11,335)
  Proceeds from sale of leasehold interest                        728                 434
                                                             --------            --------
Net cash used in investing activities                          (5,083)            (10,901)

Cash flows from financing activities:
  Proceeds from short-term borrowings                         101,174              94,600
  Payments on short-term borrowings                           (88,374)            (65,300)
  Principal payments of capital lease obligations                (362)               (337)
  Long-term debt                                              (25,000)                  0
  Proceeds from sale of common stock to employees                  78                 254

                                                             --------            --------
Net cash provided by (used in) financing activities           (12,484)             29,217

Net decrease in cash and cash equivalents                        (168)             (4,520)

Cash and cash equivalents at beginning of period                  464               4,642
                                                             --------            --------
Cash and cash equivalents at end of period                   $    296            $    122
                                                             ========            ========


Supplemental disclosures of cash flow information:
  Interest paid                                              $  2,599            $  2,804
  Taxes paid                                                      257                 164

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of the periods ended November 2, 1996 and October 28, 1995 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season.

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

   Although the aggregate facility under the Agreement is $10.0 million less than the previous arrangement, the Company's borrowing capacity under the Agreement has actually been enhanced as a result of a broader borrowing base formula and lower overall debt levels. In May, 1996, the Company received federal tax refunds totalling $9.6 million related to net operating losses carried back to offset prior years' taxable income, which was applied to reduce outstanding debt. Availability under the Agreement is determined based on a higher advance rate against eligible inventory than under the previous arrangement and also provides for advances against eligible receivables and domestic letters of credit, which previously were not included in the borrowing base. Further, under the previous arrangement, the $35 million of fixed rate debt was a standing use of availability, while under the Agreement, the $10 million term loan is not considered in the determination of availability.

   Advances against eligible inventory and receivables bear interest at either prime plus 0.50% or LIBOR plus 2.50%. The term loan bears interest at either prime plus 0.75% or LIBOR plus 2.75%. In the event the Company achieves a predetermined financial target for the current fiscal year, the interest

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   The Agreement contains new financial covenants which are less restrictive than the previous requirements, thereby providing the Company with greater operating flexibility. The most restrictive covenant of the Agreement mandates cumulative minimum earnings before interest, taxes, depreciation and amortization for specified periods during the term of the Agreement. During the thirty-nine week period ended November 2, 1996 and as of November 2, 1996, the Company was in compliance with all covenants of the previous and new arrangements.

4. In the fourth quarter of Fiscal 1995, the Company recorded a charge of $10.6 million in connection with the planned closure of eight stores, one of which was closed in Fiscal 1995 and four of which were closed in the first quarter of Fiscal 1996. The Company has used, through the third quarter of Fiscal 1996, $7.2 million of this reserve, primarily in connection with ongoing lease obligations and the write-off of abandoned fixtures. The Company believes the remaining reserve of $3.4 million is adequate to cover future costs associated with these store closings.

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

RESULTS OF OPERATIONS
---------------------

For the quarter ended November 2, 1996 net sales were $147.2 million, down 5 percent from last year's third quarter sales of $154.2 million. Comparable store sales for the thirteen week third quarter were down 2 percent versus the comparable thirteen week period last year. Net sales for the thirty-nine week period of $391.3 million were down 5 percent from last year's sales of $412.2 million. Comparable store sales for the nine month period ended November 2, 1996 were approximately the same as those for the comparable period last year. For the twelve month period ended November 2, 1996, no new stores were opened and five stores were closed. The total number of stores in operation on November 2, 1996 and October 28, 1995 were 43 and 48, respectively.

Cost of goods sold as a percentage of sales was 74.1 percent and 75.0 percent for the thirteen and thirty-nine week periods ended November 2, 1996, respectively, compared to 75.8 percent and 76.5 percent for the same periods in the prior year. The decrease in cost of goods sold as a percentage of sales was attributable to a decrease in markdowns and increase in markup on cost of sales as a result of the elimination of a number of promotional events and a reduction in the penetration of low margin retail stocks.

Selling, general and administrative expenses for the third quarter of Fiscal 1996 were $31.1 million, or 21.1 percent of sales, compared to $33.0 million, or
21.4 percent of sales, for the same period last year. For the nine month period ended November 2, 1996, selling, general and administrative expenses were $85.2 million, or 21.8 percent of sales, compared to $93.3 million, or 22.6 percent of sales, last year. The decreases in selling, general and administrative expenses for the thirteen and thirty-nine week periods were primarily related to reductions in payroll and payroll related expenses as a result of store closings and a decrease in advertising expenditures.

In the fourth quarter of Fiscal 1995, the Company recorded a charge of $10.6 million in connection with the planned closure of eight stores, one of which was closed in Fiscal 1995 and four of which were closed in the first quarter of Fiscal 1996. The Company has used, through the third quarter of Fiscal 1996, $7.2 million of this reserve, primarily in connection with ongoing lease obligations and the write-off of abandoned fixtures.

In the fourth quarter of Fiscal 1994, the Company recorded a charge of $4.9 million associated with the closing of seven stores. Five stores were closed in the first quarter of Fiscal 1995 and the remaining stores were closed in the quarter ended July 29, 1995.

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

The Company has used, through the third quarter of 1996, $4.7 million of this reserve. The Company believes the remaining reserves of $3.4 and $0.2 million related to the Fiscal 1995 and Fiscal 1994 charges, respectively, are adequate to cover future costs associated with these store closings.

Net income for the quarter ended November 2, 1996 was $3.5 million, or 17 cents per share, on 21.0 million weighted average shares outstanding, compared to net income for the quarter ended October 28, 1995 of $1.6 million, or 8 cents per share, on 21.1 million weighted average shares outstanding. For the nine month period ended November 2, 1996, net income was $5.3 million, or 26 cents per share, on 20.7 million weighted average shares outstanding compared to a net loss of $0.7 million, or 3 cents per share, on 20.4 million weighted average shares outstanding for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Although the aggregate facility under the Agreement is $10.0 million less than the previous arrangement, the Company's borrowing capacity under the Agreement has actually been enhanced as a result of a broader borrowing base formula and lower overall debt levels. In May, 1996, the Company received federal tax refunds totalling $9.6 million related to net operating losses carried back to offset prior years' taxable income, which was applied to reduce outstanding debt. Availability under the Agreement is determined based on a higher advance rate against eligible inventory than under the previous arrangement and also provides for advances against eligible receivables and domestic letters of credit, which previously were not included in the borrowing base. Further, under the previous arrangement, the $35 million of fixed rate debt was a standing use of availability, while under the Agreement, the $10 million term loan is not considered in the determination of availability.

Advances against eligible inventory and receivables bear interest

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

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

The Agreement contains new financial covenants which are less restrictive than the previous requirements, thereby providing the Company with greater operating flexibility. The most restrictive covenant of the Agreement mandates cumulative minimum earnings before interest, taxes, depreciation and amortization for specified periods during the term of the Agreement. During the thirty-nine week period ended November 2, 1996 and as of November 2, 1996, the Company was in compliance with all covenants of the previous and new arrangements.

As of November 2, 1996, the Company had $17.9 million of working capital and $20.6 million of remaining credit availability. As of that date, outstanding obligations under the Agreement were $36.0 million, including the $10.0 million term loan, and the Company had $18.4 million in letter of credit commitments.

Short term trade credit represents a significant source of financing for inventory purchases and arises from the willingness of vendors to grant extended payment terms. Merchandise inventories are financed either by the vendors or third party factors.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the Agreement will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds.

The Company has never paid a cash dividend and has no plans to pay

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

dividends on its common stock.

The Company's business is seasonal, reflecting increased consumer demand in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forwardlooking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions (iii) the continued support of the Company's numerous vendors and third party factors in the form of short term trade credit through extended payment terms and letters of credit and (iv) the continued success of the Company's efforts to implement planned strategic initiatives.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1.......  1988 Filene's Basement Corp. Stock Option Plan, as amended. Dated as of October 3, 1996.

10.2.......  1990 Equity Incentive Plan, as amended. Dated as of October 3,
             1996.

10.3.......  1993 Stock Option Plan For Non-Employee Directors, as amended.
             Dated as of October 3, 1996.

11.........  Computation of Net Income per Common Share.

27.........  Financial Data Schedule

--------------------------------------------------------------------------------

(b) No reports on Form 8-K were filed during the quarter ended November 2, 1996 for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, being also its principal financial officer.


                                                         FILENE'S BASEMENT CORP.



                                                         /s/ Steven Siegel
                                                   -----------------------------
                                                             Steven Siegel
                                                       Executive Vice President
                                                     and Chief Financial Officer

DATE: December 13, 1996