Form 10-K
period 1997-02-01
FILENES BASEMENT CORP
filed 1997-05-02
CIK 875404

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 1997
                                       or
          /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

                         Commission File Number 0-19149

                             FILENE'S BASEMENT CORP.
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                   04-3016733
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

     40 WALNUT ST, WELLESLEY, MA                                02181
(Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code 617-348-7000

            Section registered pursuant to Section 12(b) of the Act:

                               Title of each class
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K. /   /

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1997 was $154,222,109.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value as of March 15, 1997 was 20,583,809 shares.

                       Documents Incorporated By Reference

     Portions of the Annual Report to Stockholders for the year ended February 1, 1997, to be furnished to the Securities and Exchange Commission are incorporated by reference in Part II hereof. Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                             FILENE'S BASEMENT CORP.

                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                    Page No.
                                                                                                    --------
Item 1...................Business                                                                          3
Item 2...................Properties                                                                        6
Item 3...................Legal Proceedings                                                                 7
Item 4...................Submission of Matters to a Vote of Security Holders                               8
Item 5...................Market for Registrant's Common Equity and Related Stockholder Matters             9
Item 6...................Selected Financial Data                                                           9
Item 7...................Management's Discussion and Analysis of Financial Condition and                   9
                         Results of Operations
Item 8...................Financial Statements and Supplementary Data                                       9
Item 9...................Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                               9
Item 10..................Directors and Executive Officers of the Registrant                                9
Item 11..................Executive Compensation                                                            9
Item 12..................Security Ownership of Certain Beneficial Owners and Management                    9
Item 13..................Certain Relationships and Related Transactions                                    9
Item 14..................Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 10

                                     PART I

ITEM 1.  BUSINESS

      Filene's Basement Corp. ("Filene's Basement" or the "Company") is a leading off-price specialty store chain offering focused assortments of timely, fashionable, branded and private label merchandise at prices typically 20% to 60% below traditional department store prices. Today, the Company operates 45 stores, primarily in the Northeast. Established in 1908 as part of Filene's Department Store in downtown Boston, the original "Basement" generated over $1,482 in sales per square foot of selling space in Fiscal 1996. The Company's branch stores open the full year of Fiscal 1996 generated $462 in sales per square foot of selling space, a figure which management believes is significantly higher than the average of the off-price industry. The Company's branch stores accounted for approximately 82% of net sales in Fiscal 1996.

      The Company's business is seasonal, reflecting increased consumer buying in the fall season. The second half of each Fiscal year provides a greater portion of the Company's annual sales and operating profit.

      The Filene's Basement store chain, which had since 1984 operated as a division of Federated Department Stores, Inc. ("Federated"), was acquired by the Company (the "Acquisition") in July 1988. The Company, a Massachusetts corporation, was organized by the management of the Filene's Basement division of Federated. The Company is a holding company, the sole asset of which is the capital stock of Filene's Basement, Inc., a Massachusetts corporation that operates the Filene's Basement chain of stores. In April, 1991, the Company changed its name from FBA Corp.

FILENE'S BASEMENT STORES

      The Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price family apparel. The downtown location is famous for a unique marketing concept, the Automatic Markdown Plan. The Company believes that the Automatic Markdown Plan generates a sense of shopping urgency and creates customer excitement and loyalty.

      In addition to its downtown Boston store, Filene's Basement operates 44 branch stores with an average of approximately 22,800 square feet of selling space. Generally, the branch store's selling space is on a single level and uses a prototypical "racetrack" aisle layout for merchandise. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas.

      The branch stores averaged $10.6 million in sales volume in Fiscal 1996. Their merchandise mix is similar to the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

EXPANSION STRATEGY

      A significant portion of the Company's growth since the Acquisition and the major component of the Company's future growth is expected to result from the addition of new stores. The Company's expansion strategy has historically targeted three demographic areas: existing markets, where it can leverage advertising, purchasing, transportation, and other regional expenses; new multi-store metropolitan markets, where Filene's Basement believes it can successfully transport its unique positioning and strategy; and contiguous markets, to take advantage of regional management and real estate opportunities.

      The Company opened no new stores in Fiscal 1996. In the current fiscal year ("Fiscal 1997") two new stores were opened in the suburban Chicago area. The Company currently is in the process of developing an expansion strategy for the three year period Fiscal 1998 through Fiscal 2000. Historically, the expansion program has ranged from 0-13 stores per year. Since January 1994, the Company has opened 7 stores while closing 16 stores. In summary by year: Fiscal 1994: opened 3 and closed 2; Fiscal 1995: opened 2 and closed 10; Fiscal 1996: closed 4; and so far in Fiscal 1997, 2 stores have been opened. During Fiscal 1996, after an assessment of its current needs, the Company announced the closing of its Somerville, Massachusetts distribution center.

      The Company has entered two major metropolitan markets outside of the Northeast, Chicago in Fiscal 1991 and Minneapolis/St. Paul in Fiscal 1992. The Company originally opened seven stores in the Chicago area, five of which have since been closed, two in Fiscal 1994 and three in Fiscal 1995. In the first quarter of Fiscal 1997, the Company opened two new stores in the suburban Chicago area. The Company believes that the two new suburban stores and the remaining two stores in the downtown area will continue to meet profitability objectives. In Minneapolis, the Company originally opened 5 locations, four of which were closed in February of 1995. Except for the one remaining profitable store located in the Mall of America, these Minnesota store closures represent a retrenchment from this market. The action to close the locations previously mentioned along with other recently closed locations was a result of management's assessments of the potential for these locations to meet the Company's long term operating objectives. Thus, closing these stores was determined to be in the best strategic interest of the Company.

MERCHANDISING

      Filene's Basement offers branded apparel and accessories, retail stocks purchased directly from major upscale retailers and high quality private label merchandise. The branded merchandise represents a focused assortment of fashionable, nationally recognized family apparel and accessories bearing prominent designers' and manufacturers' names. Branded merchandise constitutes a majority of the product line and is obtained through opportunistic purchases from a diverse group of quality manufacturers as well as through traditional up- front buying programs like those employed by department stores and specialty store chains.

      The branded offerings are complemented by "retail stocks" - family apparel and accessories purchased directly from major upscale retailers such as Bloomingdale's, Bendel's, and Neiman Marcus. Retail stocks are priced at significant discounts to the original prices and allow Filene's Basement to share in the reputation and image of these upscale department and specialty stores. The Company has, for the past several years, reduced the percentage of its sales represented by retail stocks, primarily because retail stocks are unpredictable in supply and the least profitable category of merchandise sold in Filene's Basement stores.

      The total merchandise assortment is typically priced at levels 20% to 60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying pre-season programmed merchandise, in-season overruns and end-of-season surpluses at advantageous prices and offering them for sale at lower markups than those at traditional department stores. The Company also keeps its cost of merchandise low because it does not require markdown or advertising allowances, nor anticipation of returns from its vendors, all of which are typical in the department store industry.

BUYING

      Because of the longstanding relationships it enjoys with its vendors, the Company receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. From time to time, the Company commits to the future purchase of branded merchandise from vendors at advantageous prices. These forward purchases allow for timely, fashionable assortments. Based on its past experience, the Company believes that the supply of branded merchandise is adequate for the Company's needs. Although certain vendors are highly significant to the Company's business because of the prestige of their names, the portfolio of vendors is broad, and new vendors continue to be added. No branded merchandise vendor accounts for more than 3.0% of the Company's total net sales, and the Company believes that its relationships with its vendors are satisfactory.

ADVERTISING

      The Company's primary advertising strategy stresses the offering of nationally recognized branded merchandise at significant savings. The Company employs a multi-media approach (print, broadcast and direct mail) in all markets, but, unlike most of its off-price competitors, relies primarily on newspaper advertising. The Company promotes a series of special events throughout the year to generate traffic and to maintain a sense of shopping excitement. The Company substantially reduced the number of promotional events in Fiscal 1996 versus Fiscal 1995.

COMPETITION

      Management believes that the Company occupies a market segment between traditional department stores and typical off-price apparel chains. In this segment, the merchandise mix consists of quality products typical of those found in department stores and manufacturer-owned outlet stores, but at prices competitive with those of other off-price chains.

      The Company faces intense competition for customers and for access to quality merchandise from other off-price apparel chains, manufacturer-owned outlet stores and from traditional department stores. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The national apparel market is highly fragmented and competitive and the off-price business may become even more competitive in the future. The Company also faces intense competition from major retailers for employees and for suitable store locations.

      The Company believes that the principal competitive factors in the retail apparel industry are merchandise assortment, effective merchandise presentation, quality of merchandise, store location, relationships with vendors, price, costs of operations and customer service. Management believes that Filene's Basement is well-positioned to compete on the basis of each of these factors.

EMPLOYEES

      During Fiscal 1996, an average of approximately 2,700 40-hour-equivalent employees were part of Filene's Basement's work force including approximately 1,700 full-time employees and an additional 1,400 part-time employees. Considerable seasonality is associated with employment levels.

      A collective bargaining agreement between the Company and the United Food and Commercial Workers Union (Local 1445) covers employees at the downtown Boston Filene's Basement store and covered, until its closing, employees at the Company's Somerville, Massachusetts distribution center. The agreement, which was ratified in February, 1995, extends through February 1, 1998. Employees at the Company's Auburn, Massachusetts distribution center and the branch stores are not represented by a union or other collective bargaining agent.

TRADEMARKS

      As a result of its acquisition of the Filene's department store chain from Federated in April 1988, May Department Stores Company ("May") became the owner of certain Filene's Basement(TM) and Filene's Basement of Boston(R) trademark and service mark registrations and certain trade names previously owned by Federated and used by its Filene's Basement division. May granted Federated an exclusive, perpetual, world-wide, royalty-free license to use the trade names and registered marks, including the right to file registrations in additional jurisdictions in May's name. In connection with the Acquisition, Federated assigned the rights under this license to the Company. The Company's exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state officials. In addition, the Company owns certain other federally registered trademarks that the Company believes are not a critical element of its merchandising strategy.

ITEM 2. PROPERTIES

DOWNTOWN BOSTON STORE

      The downtown Boston Filene's Basement store is located in the basement of the flagship store of the Filene's department store chain on Washington Street in the "Downtown Crossing" shopping district. The building is occupied by Filene's pursuant to a lease (the "Lease") which has been extended through 2009 (with extension rights until 2024). As of April 1988, when Filene's was sold by Federated to May, the Lease was assigned by Federated to May and the space occupied by the Company's downtown Boston store was subleased (the "Sublease") from May. The Company subleases 178,000 square feet (approximately 68,000 square feet of selling space) on four floors from May, the owner of Filene's. The Sublease terminates in 2009 with rights on behalf of the Company to extend until 2024. Extension of the Sublease in 2009 was subject to the extension of the Lease in 1994 and is subject to the extension of the Lease in 2009. Pursuant to the Sublease, the Company has been delegated authority by May to extend the Lease on May's behalf without further action by May. Any development with respect to the Company's downtown Boston store that had the effect of interfering with the Company's right to occupy those premises would have a material adverse effect on the Company's business. In Fiscal 1996, the downtown Boston store represented approximately 18% of the Company's net sales.

BRANCH STORES

      The table below shows the location and opening dates of each of the Company's 44 branch stores existing as of April 19, 1997.

 Store Location                   Opening Date

Saugus, MA                        May 1978
Framingham, MA                    October 1978
Burlington, MA                    October 1981
Manchester, NH                    October 1981
Manhasset, NY                     August 1982
Huntington, NY                    August 1982
Fresh Meadows, NY                 May 1983
Corbin's Corner, CT               October 1983
Dedham, MA                        October 1983
Braintree, MA                     November 1984
Warwick, RI                       November 1985
Scarsdale, NY                     November 1985
Willow Grove, PA                  August 1986
Holyoke, MA                       November 1986
Paramus, NJ (RT. 17)              November 1986
Franklin Mills, PA                August 1989
Portland, ME                      August 1989
Plymouth, MA                      November 1989
Carle Place, NY                   April 1990
Orange, CT                        April 1990
Attleboro, MA                     October 1990
Hyannis, MA                       October 1990
Newton, MA                        October 1990
Nashua NH                         March 1991
Salem, NH                         August 1991
Chicago, IL                       October 1991
Taunton, MA                       March 1992
Mall of America, MN               August 1992
St. Davids, PA                    September 1992
North Shore, MA                   November 1992
Watertown, MA                     March 1993
Jersey City, NJ                   April 1993
Washington, DC                    October 1993
Washington, DC                    October 1993
Philadelphia, PA                  November 1993
New York, NY                      November 1993
Manchester, CT                    March 1994
Moorestown, NJ                    September 1994
Falls Church, VA                  October 1994
Worcester, MA                     October 1994
Chicago, IL                       March 1995
New York, NY                      April 1995
Oak Brook, IL                     March 1997
Skokie, IL                        April 1997



     All of the branch stores have remaining lease terms ranging from two to twenty-five years with renewal options at higher fixed rates in most cases. Most of the leases provide for percentage rent over certain sales levels.

DISTRIBUTION FACILITIES

     During Fiscal 1996, after an assessment of its current needs, the Company announced the closing of its

Company-owned Somerville, Massachusetts distribution center. This facility is located in a two-story building on a 6.2-acre lot. The building is approximately 320,000 square feet, comprised of two floors of approximately 135,000 square feet each and a mezzanine of approximately 50,000 square feet. The building is designed to permit the addition of another floor (135,000 square feet).

     The Company also leases a 457,000-square-foot distribution center facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts. The two-story building also contains the Company's data center and sales audit functions. The lease term runs until 2002, with three five-year options to renew.

HEADQUARTERS BUILDING

     Filene's Basement leases its corporate offices in Wellesley, Massachusetts, where it occupies space in two office buildings (approximately 32,000 square feet). Management has extended the lease through 2001.

CAPITAL EXPENDITURES

     The following table summarizes the Company's capital expenditures for the last five fiscal years:


                                                                      The Company
                                             --------------------------------------------------------------
                                                                   Fiscal Year Ended
                                                                     (in thousands)
                                             --------------------------------------------------------------

                                              Feb 1,        Feb 3,       Jan 28,       Jan 29,       Jan 30,
                                               1997          1996          1995          1994          1993
                                               ----          ----          ----          ----          ----
New Stores ...........................       $    0       $ 2,426       $ 4,204       $14,107       $11,314
Existing Stores ......................        2,416         2,230         2,259         1,243         1,989
Distribution, data processing, central
  office and other ...................        5,825         9,779         9,664         8,946        12,614
                                             ------       -------       -------       -------       -------
Total ................................       $8,241       $14,435       $16,127       $24,296       $25,917
                                             ======       =======       =======       =======       =======

      Filene's Basement has consistently committed capital to maintain its facilities and equipment. During Fiscal 1996 the Company continued to upgrade its merchandising and allocation operating systems. Additionally, several stores were remodeled or expanded. Management believes that existing capital sources are adequate to meet the existing needs for store expansion, distribution center, store maintenance and our continued development of operating systems.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                          Age     Present Position
--------------------------------------------------------------------------------
Samuel J. Gerson.........     55      Chairman, Chief Executive Officer and
                                        Director

Mone Anathan, III........     58      President, Chief Operating Officer and
                                        Director

Steven Siegel............     52      Executive Vice President, Chief Financial
                                        Officer, Treasurer and Secretary


      Samuel J. Gerson became Chairman, Chief Executive Officer and a director in 1988, having served as Chairman and Chief Executive Officer of the Filene's Basement division of Federated Stores, Inc., from January 1984 until the acquisition of that division by the Company in 1988. Mr. Gerson is a director of Bon Ton Stores, Inc., and ASAHI America, Inc., as well as a trustee associate of Boston College.

      Mone Anathan, III became President, Treasurer and a director in 1988, and Chief Operating Officer in 1992, having served as President of the Filene's Basement division of Federated Department Stores, Inc. from February 1984 until the acquisition of that division by the Company in 1988. Mr. Anathan is a director of Crane Company, Medusa Corp., Brookstone Company, Inc., and Harvard Pilgrim Health Care.

      Steven Siegel became Executive Vice President, Chief Financial Officer in December 1994, Secretary in July 1994 and Treasurer in 1995. He joined the Company in July 1994 as Executive Vice President Administration and General Counsel. From 1989 to 1994, he was a partner with the law firm of Wayne, Lazares & Chappell and from 1990 to 1994, president of Watermark Donut Company.

      Officers serve until their successors are chosen and qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's 1996 Annual Report to Stockholders. See the section entitled "Price Range of Common Stock."

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to the Company's 1996 Annual Report to Stockholders. See the section entitled "Financial Highlights."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to the Company's 1996 Annual Report to Stockholders. See the section of the same name.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements filed as a part of this Annual Report on Form 10-K are indexed herein under Item 14 (a) (1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 6, 1996, the Company engaged the services of Arthur Andersen LLP to serve as the Company's independent auditor. In connection with the dismissal of Coopers & Lybrand L.L.P. and the retention of Arthur Andersen LLP the Company filed a Current Report on Form 8-K relating thereto. See Part IV - Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is included in Part I of this Form 10-K. The information relating to the Directors of the Company and Section 16(a) reporting is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. See the section entitled "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. See the section entitled "EXECUTIVE COMPENSATION." The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. See the section entitled "BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, EXECUTIVE OFFICERS AND DIRECTORS".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.    Financial Statements

      The following financial statements are incorporated herein by reference from the Company's 1996 Annual Report to Stockholders.

                                                                                      Page in 1996
                                                                                   Annual Report to
                                                                                     Shareholders
                                                                                     ------------
     Reports of Independent Accountants.......................................                 18

     Consolidated Statements of Operations for the fiscal years ended
      February 1, 1997, February 3, 1996 and January 28, 1995.................                  6

     Consolidated Balance Sheets as of February 1, 1997
      and February 3, 1996....................................................                  7

     Consolidated Statements of Changes in Stockholder's Equity
      for the fiscal years ended February 1, 1997,
      February 3, 1996 and January 28, 1995...................................                  8

     Consolidated Statements of Cash Flows for the fiscal years ended
      February 1, 1997, February 3, 1996 and January 28, 1995.................                  9

     Notes to Consolidated Financial Statements...............................                 10


2.   Financial Statement Schedules

     All schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

3.   Exhibits

     Unless otherwise indicated, each of the Exhibits is incorporated herein by reference to Filene's Basement, Inc. Registration Statement on Form S-1 No. 33-29010 filed with the Securities and Exchange Commission under the Securities Act of 1933.

Exhibit No.          Description
--------------------------------------------------------------------------------

3.1...............   Restated Articles of Organization (incorporated herein by
                     reference to the Company's ("FBC's")Registration Statement on Form S-1 (No. 33-39901))

3.2...............   Amended and restated by-laws (incorporated herein by
                     reference to FBC's Registration Statement on Form S-1 (No.
                     33-39901))

4.3...............   Founders' Stock Agreement among the Registrant and certain founding shareholders

4.3.1.............   Founders' Stock Assumption and Assignment Agreement among
                     FBA-Delaware, FBA and the founding shareholders

4.4...............   Performance-Related Stock Agreement among the Registrant,
                     Samuel J. Gerson and Mone Anathan, III

4.4.1.............   Performance Stock Assumption and Assignment Agreement among the Registrant, Samuel J. Gerson and Mone Anathan, III

4.5...............   Common Stock and Preferred Stock Subscription Agreement
                     among the Registrant and certain stock purchasers

4.6...............   Stockholders' Agreement among the Registrant and certain
                     stock purchasers

4.8...............   Specimen Common Stock Certificate (incorporated herein by
                     reference to FBC's Registration Statement on Form S-1 (No.
                     33-39901))

10.2..............   Sublease dated April 30, 1988 relating to downtown Boston
                     Filene's Basement location

10.3..............   Lease dated April 13, 1987 relating to the Auburn
                     distribution center

10.4 .............   Lease dated December 21, 1983 relating to the Wellesley
                     central offices

10.5..............   Filene's Basement License Agreement between Federated and
                     May

10.6..............   Assignment of Trademarks and Service Marks from Federated
                     to May

10.7..............   1988 Stock Option Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)

10.8..............   Filene's Basement, Inc. Pension Plan

10.8.1............   Filene's Basement, Inc. Supplementary Executive Retirement
                     Plan

10.8.2............   Form of Amendment to Filene's Basement, Inc. Supplementary
                     Executive Retirement Plan (incorporated herein by reference to FBC's Registration Statement on Form S-1 (No. 33-39901))

10.8.3............   Filene's Basement, Inc Supplemental Executive Retirement
                     Plan, Amendment No. 3 (filed herewith)

10.9..............   Filene's Basement, Inc. Thrift Incentive Plan

10.9.1............   Form of Amendment to Filene's Basement, Inc. Thrift
                     Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (No.
                     33-39901))

10.10.............   Agreement between United Food and Commercial Workers' Union
                     Local No. 1445 and William Filene Sons Company

10.12.............   License Agreement with Jewelry Promotions, Inc.

10.13.............   Employment Agreement among the Registrant, Filene's
                     Basement, Inc. and Samuel J. Gerson*

10.14.............   Employment Agreement among the Registrant, Filene's
                     Basement, Inc. and Mone Anathan, III*

10.15.............   Account Purchase Agreement between Filene's Basement, Inc.
                     and General Electric Capital Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1990)

10.16.............   American Express Card Service Agreement (incorporated
                     herein by reference to Filene's Basement, Inc.'s Annual
                     Report on Form 10-K for the fiscal year ended February 3,
                     1990)

10.17.............   1990 Equity Incentive Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)

10.18.............   1990 Employee Stock Purchase Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)

10.19.............   Tax Sharing Agreement (incorporated herein by reference to
                     FBC's Registration Statement on Form

Exhibit No.          Description
--------------------------------------------------------------------------------
                     S-1 (No. 33-39901)

10.20.............   Form of Change-In-Control Agreement between Registrant and
                     Samuel J. Gerson (incorporated herein by reference to the FBC's Registration Statement on Form S-1 (No. 33-39901))*

10.20.1...........   Amendment to Change-in-Control Agreement between Registrant and Samuel J. Gerson (incorporated herein by reference to Filene's Basement Corp's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)*

10.21.............   Form of Change-In-Control Agreement between Registrant and
                     Mone Anathan, III (incorporated herein by reference to FBC's Registration Statement on Form S-1 (No. 33-39901))*

10.21.1...........   Amendment to Change-in-Control Agreement between Registrant and Mone Anathan, III (incorporated herein by reference to Filene's Basement Corp's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)*

10.23.............   1993 Stock Option Plan for Non-Employee Directors, as
                     amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November
                     2, 1996)

10.24.............   Employment Agreement among the Registrant, Filene's
                     Basement, Inc. and Samuel J. Gerson (incorporated herein by reference to Filene's Basement Corp.'s Annual Report on
                     Form 10-K for the fiscal year ended January 30, 1993)*

10.25.............   Employment Agreement among the Registrant, Filene's
                     Basement, Inc. and Mone Anathan, III (incorporated herein by reference to Filene's Basement Corp.'s Annual Report on
                     Form 10-K for the fiscal year ended January 30, 1993)*

10.31.............   GECC Service Agreement Amendment dated February 28, 1994
                     (incorporated herein by reference to Filene's Basement
                     Corp's Annual Report on Form 10-K for the fiscal year ended
                     January 29, 1994)

10.37.............   Employment Agreement dated July 11, 1994 between Filene's
                     Basement, Inc and Steven Siegel (incorporated herein by reference to Filene's Basement Corp's Annual Report on Form
                     10-K for the fiscal year ended January 28, 1995)*

10.37.1...........   First Amendment to Employment Agreement dated January 15,
                     1996 between Filene's Basement, Inc. and Steven R. Siegel
                     (incorporated herein by reference to Filene's Basement
                     Corp. report on Form 10-K for the period ended February 3,
                     1996)*

10.38.............   Amended and Restated Credit and Override Agreement among
                     the Company, Filene's Basement, Inc. and Filene's Basement,
                     Corp. and The First National Bank of Boston, The First
                     National Bank of Chicago, Shawmut Bank, N.A. and Baybank, and The Travelers Insurance Company, Connecticut General
                     Life Insurance Company, Life Insurance Company of North
                     America, Mony Life Insurance Company of America, The Mutual
                     Life Insurance Company of New York and Woodmen Accident and
                     Life Company. Dated as of October 13, 1995 (incorporated by herein by reference to Filene's Basement Corp. report on Form 10-Q for the period ended October 28, 1995)

10.38.1...........   Form of First Amendment Agreement amending the Restated
                     Credit and Override Agreement. Dated as of October 31, 1995
                     (incorporated herein by reference to Filene's Basement
                     Corp. report on Form 10-Q for the period ended October 28,
                     1995)

10.38.2...........   Form of Second Amendment Agreement amending the Restated
                     Credit and Override Agreement. Dated as of December 8, 1995
                     (incorporated by herein by reference to Filene's Basement
                     Corp. report on Form 10-Q for the period ended October 28,
                     1995)

10.38.3...........   Form of Third Amendment Agreement amending the Restated
                     Credit and Override Agreement. Dated as of February 3, 1996
                     (incorporated herein by reference to Filene's Basement
                     Corp. report on Form 10-K for the period ended February 3,
                     1996)

10.39.............   Revolving Credit and Term Loan Agreement among the Company,
                     Filene's Basement, Inc and Filene's Basement Corp and the
                     First National Bank of Boston. Dated as of May 23, 1996
                     (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended May 4, 1996)

10.39.1...........   First Amendment Agreement amending the Revolving Credit and
                     Term Loan Agreement among the Company, Filene's Basement,
                     Inc and Filene's Basement Corp and the First National Bank of Boston. Dated as of June 28, 1996 (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended August 3, 1996)

Exhibit No.          Description
--------------------------------------------------------------------------------

11................   Computation of Net Income per Common Share (filed herewith)

13................   The Company's 1996 Annual Report to Stockholders (not
                     deemed to be filed as part of this report except as to those parts thereof specifically incorporated herein by reference) (filed herewith)

21................   Subsidiaries of the Company (filed herewith)

23................   Consent of Arthur Andersen LLP (filed herewith)

23.1..............   Consent of Coopers & Lybrand L.L.P. (filed herewith)

27................   Financial Data Schedule (filed herewith)


(b) The Company filed a report on Form 8-K on December 13, 1996, for Changes in Registrants Certifying Accountant.

*  Management contract or compensatory plan or arrangement filed pursuant to
   Item 14(c) of this Report.

                             FILENE'S BASEMENT CORP.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                              Filene's Basement Corp.





                                           By: /s/ Samuel J. Gerson
                                               ----------------------------
                                               Samuel J. Gerson
                                               Chairman of the Board
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Director





                                         Date: April 28, 1997
                                               ----------------------------

                             FILENE'S BASEMENT CORP.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 28, 1997 by the following persons in the capacities indicated.


/s/ Samuel J. Gerson                          /s/ Mone Anathan, III
------------------------------------          ---------------------------------
Samuel J. Gerson                              Mone Anathan, III
Chairman of the Board                         President, Chief Operating Officer
Chief Executive Officer                       and Director
(Principal Executive Officer)
and Director




/s/ Steven Siegel
------------------------------------
Steven Siegel
Executive Vice President,
Chief Financial Officer, Treasurer
and Secretary (Principal Financial
and Accounting Officer)

/s/ Robert P. Henderson                       /s/ John Eyler
------------------------------------          ---------------------------------
Robert P. Henderson                           John Eyler
Director                                      Director


/s/ Paul D. Paganucci                         /s/ Harold Leppo
------------------------------------          ---------------------------------
Paul D. Paganucci                             Harold Leppo
Director                                      Director

/s/ Dorsey R. Gardner
------------------------------------
Dorsey R. Gardner
Director