Form 10-Q
period 1997-05-03
FILENES BASEMENT CORP
filed 1997-06-17
CIK 875404

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  May 3, 1997
                                -----------------------------------------------

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to ______________________

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


               ---------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

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
Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 20,722,089 shares of Common Stock as of June 11, 1997.

                             FILENE'S BASEMENT CORP.

                                      INDEX


PART I. FINANCIAL INFORMATION                                          Page No.
                                                                       -------
  Item 1 - Financial Statements

      Consolidated Balance Sheets                                          3
      May 3, 1997, February 1, 1997
      and May 4, 1996


      Consolidated Statements of Operations                                4
      Thirteen weeks ended
      May 3, 1997 and May 4, 1996


      Consolidated Statements of Cash Flows                                5
      Thirteen weeks ended
      May 3, 1997 and May 4, 1996


      Notes to Consolidated Financial Statements                           6


  Item 2 - Management's Discussion and Analysis of                    7 - 10
      Financial Condition and Results of Operations


PART II. OTHER INFORMATION


  Item 6 - Exhibits and Reports on Form 8-K                               11


      Signatures                                                          12

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)

--------------------------------------------------------------------------------


                ASSETS
                ------

                                                    May 3,    February 1,    May 4,
                                                     1997         1997        1996
                                                  --------     --------     --------
Current assets:
  Cash and cash equivalents                           $528         $462         $365
  Inventories                                       99,657       88,763       91,109
  Other current assets                              12,395        9,363       19,323
                                                  --------     --------     --------
Total current assets                               112,580       98,588      110,797


Property, plant and equipment, net                  53,742       53,305       62,535
Beneficial operating lease rights, net              14,483       14,811       15,796
Assets held for sale                                 7,962        7,962            -
Intangible assets, net & other                       8,079        8,247       13,721
                                                  --------     --------     --------
  Total assets                                    $196,846     $182,913     $202,849
                                                  ========     ========     ========


     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------

Current liabilities:
  Accounts payable                                  45,948       46,934       39,156
  Accrued expenses                                  27,328       29,375       29,178
  Short-term debt                                   17,400        1,000        7,300
  Current portion of long-term debt                  5,313        2,500            -
  Obligations under capital leases, due
    within one year                                    407          437          501
                                                  --------     --------     --------
Total current liabilities                           96,396       80,246       76,135

Reserve for store closings                           2,492        2,492        4,663
Deferred revenue                                     1,957        1,999        2,124
Long-term debt                                       4,688        7,500       35,000
Obligations under capital leases, less
    portion due within one year                      3,091        3,191        3,498
                                                  --------     --------     --------
Total liabilities                                  108,624       95,428      121,420

Stockholders' equity
  Common stock, $.01 par value; authorized
   70,000,000 shares; 20,762,834, 20,658,533
   and 20,577,715 shares issued                        208          207          206

  Cost of 75,000 common shares in treasury             (16)         (16)         (16)

Additional paid-in capital                          86,373       86,195       86,043
Retained earnings                                    1,657        1,099       (4,804)
                                                  --------     --------     --------
Total stockholders' equity                          88,222       87,485       81,429
                                                  --------     --------     --------
Total liabilities and stockholders' equity        $196,846     $182,913     $202,849
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

--------------------------------------------------------------------------------

                                                     13 Weeks Ended -       13 Weeks Ended -
                                                       May 3, 1997             May 4, 1996
                                                   ------------------       ----------------
                                                      $          %          $           %
                                                   --------    ------    --------    -------
Net Sales                                          $120,451     100.0%   $124,032      100.0%
                                                   --------    ------    --------     ------
Cost of Sales, including buying, receiving and
    occupancy costs:                                 91,209      75.7%     93,210       75.1%
                                                   --------    ------     -------     ------
       Gross profit                                  29,242      24.3%     30,822       24.9%

Selling, general and administrative expenses         27,598      22.9%     28,248       22.8%

Amortization of intangible assets and
 beneficial operating lease rights                      367       0.3%        367        0.3%

                                                   --------    ------     -------     ------
       Operating income                               1,277       1.1%      2,207        1.8%

Interest expense, net                                   544       0.5%      1,267        1.0%
                                                   --------    ------     -------     ------

Income before income taxes                              733       0.6%        940        0.8%
Income tax provision                                    176       0.1%        376        0.3%
                                                   --------    ------     -------     ------

Net income                                              557       0.5%        564        0.5%
                                                   ========    ======     =======     ======

Primary and fully diluted earnings per share

Net income                                         $   0.03              $   0.03
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

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

--------------------------------------------------------------------------------

                                                              13 Weeks Ended -   13 Weeks Ended -
                                                               May 3, 1997        May 4, 1996
                                                              ----------------   ----------------
Cash flows from operating activities:
  Net income                                                      $    557           $    564
  Adjustments to reconcile net income to net cash
      provided by (used in) operations:

    Depreciation and amortization                                    2,888              3,057
    Amortization related to restricted stock compensation                -                  6
    Deferred income taxes                                             (123)                 0

    Changes in operating assets and liabilities:
      Inventory                                                    (10,894)            (5,332)
      Other current assets                                          (5,138)             7,211
      Accounts payable                                                (986)             2,511
      Accrued expenses                                              (2,047)            (1,460)
                                                                  --------           --------
                                                                   (16,300)             5,993

Net cash provided by (used in) operating activities                (15,743)             6,557

Cash flows from investing activities:
  Purchase of property, plant and equipment & other                 (2,746)              (639)
  Proceeds from sale of leasehold interest                           2,106                  0
                                                                  --------           --------
Net cash used in investing activities                                 (640)              (639)

Cash flows from financing activities:
  Proceeds from short-term borrowings                               32,300             26,585
  Payments on short term borrowings                                (15,900)           (32,485)
  Principal payments of capital lease obligations                     (130)              (118)
  Proceeds from sale of common stock to employees                      179                  1
                                                                  --------           --------
Net cash provided by (used in) financing activities                 16,449             (6,017)

Net increase (decrease) in cash and cash equivalents                    66                (99)

Cash and cash equivalents at beginning of period                       462                464
                                                                  --------           --------
Cash and cash equivalents at end of period                        $    528           $    365
                                                                  ========           ========
Supplemental disclosures of cash flow information:
  Interest paid                                                   $    306           $  1,215
  Income taxes paid                                                    400                199





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             FILENE'S BASEMENT CORP.
                       (and its Wholly-Owned Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The results of the periods ended May 3, 1997 and May 4, 1996 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season.

2. The preceding data is unaudited but, in the opinion of management, includes all adjustments (consisting of normally occurring accruals and deferrals) necessary for a fair presentation of the results of operations for the periods reported, in accordance with generally accepted accounting principles and practices consistently applied.

3. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure Information about Capital Structure" effective for fiscal years ending after December 15, 1997. Earlier adoption was not permitted. The Company's adoption of SFAS No. 128 for fiscal 1997 will not materially impact its earnings per share calculation and the adoption of SFAS No. 129 will have no impact on the Company's current disclosures.

4. The Company is using an effective tax rate of 24% to compute taxes for the current fiscal year, reflecting the realization of certain deferred tax assets which were not realized in prior years.

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997


RESULTS OF OPERATIONS
---------------------

For the quarter ended May 3, 1997, net sales were $120.5 million, down 3% from last year's first quarter sales of $124.0 million. Comparable store sales for the thirteen week first quarter were down 4% versus the comparable thirteen week period last year. During the first quarter, two new stores were opened and no stores were closed. The total number of stores in operation on May 3, 1997 and May 4, 1996 were 45 and 43, respectively.

Cost of goods sold as a percentage of sales was 75.7% for the thirteen week period ended May 3, 1997 compared to 75.1% for the same period in the prior year. The increase in cost of goods sold as a percentage of sales was attributable to an increase in the markdown rate as a result of the decline in sales and other retail reductions, partially offset by an increase in markup on cost of sales.

Selling, general and administrative expenses for the first quarter of Fiscal 1997 were $27.6 million, or 22.9% of sales, compared to $28.2 million, or 22.8% of sales, for the same period last year. The decrease in selling, general and administrative expenses for the thirteen week period was primarily related to reductions in payroll and payroll related expenses and the receipt during the thirteen week period ended May 3, 1997 of proceeds from the Company's note receivable in excess of its estimated fair value.

Interest expense for the thirteen week period ended May 3, 1997 was $0.5 million, or 0.5% of sales, compared to $1.3 million, or 1.0% of sales last year. The decrease in interest expense is related to the Revolving Credit and Term Loan Agreement entered into in May, 1996, which replaced the Amended and Restated Credit and Override Agreement in existence during the first quarter of Fiscal 1996. Lower effective interest rates under the new agreement, combined with lower average outstanding borrowings, resulted in the decline in interest expense (see Liquidity and Capital Resources).

The provision for income taxes for the first quarter ended May 3, 1997 was $0.2 million, or 0.1% of sales, as compared to $0.4 million, or 0.3% of sales, for the same period last year. The Company's effective tax rate for the first quarter was 24%, as compared to 40% for the same period last year. The decline in the effective tax rate reflects the realization of certain tax assets which were not previously expected to be realized.

Net income for the thirteen week period ended May 3, 1997 was $0.6 million, or $.03 per share on 21.4 million shares outstanding, compared to net income of $0.6 million, or $.03 per share on 20.9

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997



million shares outstanding for the same period last year.


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

Although the aggregate facility under the Agreement is $10.0 million less than the previous arrangement, the Company's borrowing capacity under the Agreement has actually been enhanced as a result of a broader borrowing base formula and lower overall debt levels. In May, 1996, the Company received federal tax refunds totalling $9.6 million related to net operating losses carried back to offset prior years' taxable income, which was applied to reduce outstanding debt. Availability under the Agreement is determined based on a higher advance rate against eligible inventory than under the previous arrangement and also provides for advances against eligible receivables and domestic letters of credit, which previously were not included in the borrowing base. Further, under the previous arrangement, the $35.0 million of fixed rate debt was a standing use of availability, while under the Agreement, the $10.0 million term loan is not considered in the determination of availability.

The terms of the Agreement provided that initially advances against eligible inventory and receivables were to bear interest at either prime plus 0.50% or LIBOR plus 2.50% and the term loan was to bear interest at either prime plus 0.75% or LIBOR plus 2.75%. The Agreement also provided, however, that in the event the Company achieved pre-determined financial targets for Fiscal 1996, the interest rate on all loans would be decreased by 0.50%. Since the Company achieved the targets, effective February 4, 1997, interest rates on the revolver and term loans were reduced one-half of one percent to prime or LIBOR plus 2.0% and prime plus 0.50% or LIBOR plus 2.25%, respectively.

Mandatory payments of the term loan principal are required upon the occurrence of certain events preceding the first anniversary of the loan and, thereafter, based on the outstanding principal balance at that date, in eight equal quarterly installments commencing

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997



September 30, 1997. In the event the outstanding principal of the term loan on the first anniversary is greater than $4.0 million, the interest rate, on the term loan only, would be permanently increased by 1.0%. On May 23, 1997, the Company made a $6.0 million voluntary principal payment on the term loan, partially from the receipt of $2.5 million in proceeds from the Company's note receivable, which reduced the balance of the Term loan to $4.0 million.

The Agreement contains new financial covenants which are less restrictive than the previous requirements, thereby providing the Company with greater operating flexibility. During the thirteen week period ended May 3, 1997, and as of May 3, 1997, the Company was in compliance with all covenants of the Agreement.

As of May 3, 1997, the Company had $16.2 million of working capital and $32.3 million of remaining credit availability. As of that date, outstanding obligations under the Agreement were $27.4 million, including the $10.0 million term loan, and the Company had $15.3 million in letter of credit commitments.

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

               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions (iii) the continued support of the Company's numerous vendors and third party factors in the form of short-term trade credit through extended payment terms and letters of credit (iv) a decrease in the Company's available funds under its existing credit facility due to the impairment or ineligibility of a significant portion of its borrowing base (v) the continued success of the Company's efforts to implement planned strategic initiatives and (vi) unexpected store closings and the related higher markdowns associated with inventory liquidations.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11.............. Computation of Net Income per Common Share.

27.............. Financial Data Schedule

--------------------------------------------------------------------------------


(b) No reports on Form 8-K were filed during the quarter ended May 3, 1997 for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FILENE'S BASEMENT CORP.




                                               /s/ Steven Siegel
                                               --------------------------------
                                               Steven Siegel
                                               Executive Vice President
                                               and Chief Financial Officer


DATE:  June 16, 1997