Form 10-Q
period 1997-08-02
FILENES BASEMENT CORP
filed 1997-09-16
CIK 875404

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended August 2, 1997
                                    ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                  Commission File Number     0-19149
                  ----------------------------------


                           FILENE'S BASEMENT CORP.
                     --------------------------------------
           (Exact name of registrant as specified in its charter)

        Massachusetts                                     04-3016733
        -------------                                     ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


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

                             Yes    X       No
                                  -----   ------




The number of shares of common stock outstanding as of August 30, 1997 was 20,864,044 shares.

                  FILENE'S BASEMENT CORP. AND SUBSIDIARIES

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                              Page No.
-------------------------------                             --------

  Item 1 - Financial Statements

     Consolidated Balance Sheets as of                         3
     August 2, 1997, February 1, 1997
     and August 3, 1996


     Consolidated Statements of Operations                     4
     for the thirteen weeks ended
     August 2, 1997 and August 3, 1996


     Consolidated Statements of Operations                     5
     for the twenty-six weeks ended
     August 2, 1997 and August 3, 1996


     Consolidated Statements of Cash Flows                     6
     for the twenty-six weeks ended
     August 2, 1997 and August 3, 1996


     Notes to Consolidated Financial Statements                7



  Item 2 - Management's Discussion and Analysis of             9
     Financial Condition and Results of Operations




PART II - OTHER INFORMATION
---------------------------

  Item 4 - Submission of Matters to a Vote                    13
           of Security Holders

  Item 6 - Exhibits and Reports on Form 8-K                   13

                    FILENE'S BASEMENT AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                          August 2,    February 1,     August3,
                                             1997          1997          1996
                                          ---------     ---------     ---------
  ASSETS                                 (unaudited)                 (unaudited)

Current assets:
  Cash and cash equivalents               $     475     $     462     $     513
  Inventories                               104,114        88,763       100,962
  Other current assets                       10,734         9,363        10,514
                                          ---------     ---------     ---------
     Total current assets                   115,323        98,588       111,989

Property, plant and equipment, net           54,355        53,305        61,131
Beneficial operating lease rights, net       14,155        14,811        15,468
Assets held for sale                          7,962         7,962            --
Intangible assets, net and other              8,250         8,247        11,824
                                          ---------     ---------     ---------
                                          $ 200,045     $ 182,913     $ 200,412
                                          =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $  48,093     $  46,934     $  40,804
  Accrued expenses                           26,920        29,375        27,682
  Short-term debt                            23,600         1,000        28,600
  Current portion of long-term debt           2,000         2,500            --
  Obligations under capital leases              390           437           494
                                          ---------     ---------     ---------
    Total current liabilities               101,003        80,246        97,580

Reserve for store closings                    2,492         2,492         4,663
Deferred revenue                              1,916         1,999         2,082
Long-term debt                                2,000         7,500        10,000
Obligations under capital leases              2,989         3,191         3,384

Stockholders' equity:
  Common stock, $.01 par value,
    70,000,000 shares authorized,
    20,844,190, 20,658,533 and
    20,607,119 shares issued                    208           207           206
  Additional paid-in capital                 86,603        86,195        86,102
  Retained earnings(deficit)                  2,850         1,099        (3,589)
  Treasury stock, 75,000 shares                 (16)          (16)          (16)
                                          ---------     ---------     ---------
    Total stockholders' equity               89,645        87,485        82,703
                                          ---------     ---------     ---------
                                          $ 200,045     $ 182,913     $ 200,412
                                          =========     =========     =========


See Notes to Consolidated Financial Statements.

                 FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           Thirteen Weeks Ended
                                (Unaudited)
             (dollars in thousands, except per share amounts)

                                                         August 2,   August 3,
                                                           1997        1996
                                                         --------    --------
Net sales                                                $126,329    $120,101
Cost of sales, including buying,
  receiving and occupancy costs                            96,907      91,084
                                                         --------    --------
    Gross profit                                           29,422      29,017

Selling, general and administrative
  expenses                                                 26,853      25,810

Amortization of intangible assets and
  beneficial operating lease rights                           367         367
                                                         --------    --------
    Operating income                                        2,202       2,840

Interest expense, net                                         632         911
                                                         --------    --------
Income before income taxes                                  1,570       1,929

Income tax provision(Note 3)                                  377         714
                                                         --------    --------
Net income                                               $  1,193    $  1,215
                                                         ========    ========


Net income per common share:

  Primary                                                $   0.06    $   0.06
                                                         ========    ========
  Fully diluted                                          $   0.06    $   0.06
                                                         ========    ========


See Notes to Consolidated Financial Statements.

                 FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          Twenty-six Weeks Ended
                                (Unaudited)
             (dollars in thousands, except per share amounts)

                                                          August 2,    August 3,
                                                            1997         1996
                                                          --------     --------
Net sales                                                 $246,780     $244,133
Cost of sales, including buying,
  receiving and occupancy costs                            188,116      184,294
                                                          --------     --------
  Gross profit                                              58,664       59,839

Selling, general and administrative
  expenses                                                  54,451       54,058

Amortization of intangible assets and
  beneficial operating lease rights                            734          734
                                                          --------     --------
    Operating income                                         3,479        5,047

Interest expense, net                                        1,176        2,178
                                                          --------     --------
Income before income taxes                                   2,303        2,869

Income tax provision(Note3)                                    553        1,090
                                                          --------     --------
Net income                                                $  1,750     $  1,779
                                                          ========     ========


Net income per common share:

  Primary                                                 $   0.08     $   0.09
                                                          ========     ========
  Fully diluted                                           $   0.08     $   0.08
                                                          ========     ========


See Notes to Consolidated Financial Statements.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Twenty-six Weeks Ended
                                   (Unaudited)
                             (dollars in thousands)

                                                August 2,       August 3,
                                                  1997            1996
                                                ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                    $  1,750        $  1,779
  Adjustments to reconcile net income
    to net cash provided by(used in)
    operations:
      Depreciation and amortization                5,787           6,098
      Deferred income taxes                         (385)             --
      Increase in inventories                    (15,351)        (15,185)
      Decrease(increase) in other current         (3,477)         18,237
        assets
      Increase in accounts payable                 1,159           4,159
      Decrease in accrued expenses                (2,455)         (2,901)
    Other                                            (83)            (72)
                                                --------        --------
    Net cash provided by(used in)
      operating activities                       (13,055)         12,115

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (6,104)         (2,036)
  Sale of leasehold interests                      2,106             283
  Other                                              306            (528)
                                                --------        --------
    Net cash used in investing activities         (3,692)         (2,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings,net                       22,600          15,400
  Payments of capital lease obligations             (249)           (239)
  Long-term debt payments                         (6,000)        (25,000)
  Employee stock purchase plan                       409              54
                                                --------        --------
    Net cash provided by(used in)
      financing activities                        16,760          (9,785)
                                                --------        --------
Net increase in cash and cash equivalents             13              49
Cash and cash equivalents:
  Beginning of period                                462             464
                                                --------        --------
  End of period                                 $    475        $    513
                                                ========        ========


See Notes to Consolidated Financial Statements.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of the periods ended August 2, 1997 and August 3, 1996 are not necessarily indicative of the results for a full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.


2.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure Information about Capital Structure" effective for fiscal years ending after December 15, 1997. Earlier adoption was not permitted. The Company believes that its adoption of SFAS No. 128 for fiscal 1997 will not materially impact its earnings per share calculations and the adoption of SFAS No. 129 will have no impact on the Company's current disclosures.


3.   INCOME TAXES
     ------------

The Company is using an effective tax rate of 24% to compute taxes for the current fiscal year, reflecting the realization of certain deferred tax assets which were not realized in prior years.


4.   COMMITMENTS
     -----------

On June 2, 1997, the Company entered into an employment agreement with its new President and Chief Operating Officer. The agreement extends through January 31, 2001 and provides for a base salary of $560,000 plus an annual bonus up to 75% of base salary. In the event of a change in control, as defined therein, the term of the agreement would be automatically extended to a date which is three years from the date of such change in control.

                 FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMMITMENTS(CONTINUED)
     ----------------------

On August 22, 1997, the Company amended an employment agreement with its former President and Chief Operating Officer(the "Executive"). Under the agreement, as amended, the Executive is required to devote 75%, 50%, and 50% of his working time to the Company during years 1-3 of a three year period, respectively. His annual base salary and incentive bonus is set at 75%, 50% and 50% of the Chief Executive Officer's salary and bonus for years one, two and three, respectively. In addition, the amendment provides for certain benefits to be paid subsequent to termination of his employment. In the event that a change of control, as defined therein, occurs prior to termination of his employment, for purposes of the Executive's change in control benefits, his Executive's salary and bonus will be deemed to be 100% of the Chief Executive's salary and bonus. On September 22, 1999, all of the Executive's then non-vested stock options will vest and become immediately exercisable.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

For the quarter ended August 2, 1997 net sales were $126.3 million, up 5% from last year's second quarter sales of $120.1 million. Comparable store sales for the second quarter were down 1% versus the comparable thirteen week period last year. Net sales for the twenty-six week period of $246.8 million were up 1% from last year's sales of $244.1 million. Comparable store sales for the six month period ended August 2, 1997 were down 3% versus the comparable period last year. The increase in net sales for the thirteen and twenty-six week periods was due to the opening of two new stores during the first quarter of 1997. The total number of stores in operation on August 2, 1997 and August 3, 1996 were 45 and 43, respectively. The decrease in comparable store sales resulted primarily from decreases in sales of children's apparel and dresses, offset by gains in home goods and suits.

Cost of sales as a percentage of sales was 76.7% and 76.2% for the thirteen and twenty-six week periods ended August 2, 1997, respectively, compared to 75.8% and 75.5% for the same periods in the prior year. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in markdowns.

Selling, general and administrative expenses for the second quarter of 1997 were $26.9 million, or 21.3% of sales, compared to $25.8 million, or 21.5% of sales, for the same period last year. For the twenty-six weeks ended August 2, 1997, selling, general and administrative expenses were $54.5 million, or 22.1% of sales, compared to $54.1 million, or 22.1% of sales, for the comparable period last year. The increase in selling, general and administrative expenses for the thirteen week period was primarily related to the opening of two new stores in the first quarter of 1997.

Interest expense for the thirteen and twenty-six week periods ended August 2, 1997 was $0.6 million and $1.2 million, respectively, compared to $0.9 million and $2.2 million, respectively, last year. The decrease in interest expense is related to the Revolving Credit and Term Loan Agreement entered into in May 1996, which replaced the Amended and Restated Credit and Override Agreement in existence during the first quarter of 1996. Lower effective interest rates under the new agreement, combined with lower average outstanding borrowings, resulted in the decline in interest expense (see Financial Condition, Liquidity and Capital Resources).

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS(CONTINUED)
--------------------------------

The Company's effective tax rate for the first half of 1997 was 24% compared to 38% for 1996. The decline in the effective tax rate reflects the realization of certain tax assets which were not previously expected to be realized.

Net income for the quarter ended August 2, 1997 was $1.2 million, or $.06 per share, on 21.4 million weighted average shares outstanding, compared to net income of $1.2 million, or $.06 per share, on 21.0 million weighted average shares outstanding for the quarter ended August 3, 1996. For the six month period ended August 2, 1997, net income was $1.8 million, or $.08 per share, on
21.4 million weighted average shares outstanding compared to net income of $1.8 million, or $.08 per share, on 21.0 million weighted average shares outstanding for the same period last year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

On May 23, 1996, the Company entered into a Revolving Credit and Term Loan Agreement (the "Agreement") as amended June 28, 1996. The Agreement expires on June 30, 1999 and includes a $65.0 million revolving credit facility and a $10.0 million term loan.

During the six months ended August 2, 1997 average borrowings under the Agreement were approximately $23.2 million at an average interest rate of 7.95%. During the same period last year, average borrowings were $39.8 million at an average interest rate of 9.5%. Excess credit availability at August 2, 1997 was approximately $24.2 million compared to approximately $13.9 million at August 3, 1996.

The Agreement contains new financial covenants which are less restrictive than the previous requirements, thereby providing the Company with greater operating flexibility. The most restrictive covenants of the new agreement mandate minimum earnings before interest, taxes, depreciation and amortization and a minimum cash flow to interest ratio for specified periods during the term of the Agreement. During the twenty-six week period ended August 2, 1997, the Company was in compliance with all covenants of the Agreement.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)
---------------------------------------------------------------

Net cash used in operating activities was $13.1 million for the six months ended August 2, 1997 versus cash provided of $12.2 million during the same period last year. The $25.3 million decrease was primarily due to the receipt of a $9.6 million federal income tax refund during the second quarter of fiscal 1996, $10.5 million of cash received from factors in exchange for standby letters of credit during the first half of fiscal 1996 and an increase in merchandise accounts payable in fiscal 1997. Net cash used in investing activities during fiscal 1997 increased $1.4 million over the comparable period in fiscal 1996 as a result of increased capital expenditures for the two new stores, offset by cash proceeds from the sale of leasehold interests. Net cash provided by financing activities during fiscal 1997 was $16.8 million as compared to cash used during fiscal 1996 of $9.8 million. The $26.6 million increase is due to a $19.0 million decrease in long term debt repayments over last year and a $7.2 million increase in borrowings under the revolving credit facility.

Short-term trade credit represents a significant source of financing for inventory purchases and arises from the willingness of vendors to grant extended payment terms. Merchandise inventories are financed either by the vendors or third party factors. To date, the Company has experienced an increased level of trade credit versus the same time last year.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the Agreement will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds. During fiscal 1997, capital expenditures are expected to approximate $15.5 million.


The Company's business is seasonal, reflecting increased consumer demand in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)
---------------------------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions (iii) the continued support of the Company's numerous providers of goods and services
(iv) the continued success of the Company's efforts to implement planned strategic initiatives and (v) other factors described in the Company's reports filed with the Securities and Exchange Commission from time to time.

                           PART II - OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

The Annual Meeting of Stockholders of Filene's Basement Corp. was held on June 26, 1997, for the purpose of the election of two Class III Directors of the Company to serve until the year 2000 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The following sets forth the results of shareholder votes:

Election of Class III Directors:
                                                Votes in     Votes
                                                  Favor    Withheld
                                               ----------  --------
  Election of John Eyler                       18,464,521    96,600
    as Class III Director

  Election of Dorsey R. Gardner                18,442,633   118,488
    as Class III Director




ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

(a)  Exhibits

     10.1 Employment Agreement made as of June 2, 1997 with William J.
          Carothers.

     10.2 Amendment to Employment Agreement made as of August 22, 1997 with Mone Anathan, III.

     11   Statements Re Computation of Per Share Earnings

     27   Financial Data Schedule


(b) Reports on Form 8-K

    A current report on Form 8-K dated June 2, 1997 was filed by the Company concerning the appointment of W. Jay Carothers as President and Chief Operating Officer and Mone Anathan, III as Vice Chairman of the Board of Directors and Chairman of the Executive Committee.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, being also its principal financial officer.


                                               FILENE'S BASEMENT CORP.

                                               /s/ Steven Siegel
                                               ---------------------
                                               Steven Siegel
                                               Executive Vice President
                                               & Chief Financial Officer


DATE:  September 12, 1997

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K



Exhibit                   Title
-------                   -----

10.1      Employment Agreement made as of June 2, 1997 with William J.
          Carothers.

10.2 Amendment to Employment Agreement made as of August 22, 1997 with Mone Anathan,III

11        Statements Re Computation of Per Share Earnings

27        Financial Data Schedule