Form 10-Q
period 1997-11-01
FILENES BASEMENT CORP
filed 1997-12-16
CIK 875404

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 1, 1997
                                   ----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                   ---------------     ----------------

                         Commission File Number 0-19149
                         ------------------------------

                             FILENE'S BASEMENT CORP.
                             -----------------------
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




The number of shares of common stock outstanding as of December 8, 1997 was 20,929,769 shares.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                              Page No.
-------------------------------                             --------

  Item 1 - Financial Statements

         Consolidated Balance Sheets as of                     3
         November 1, 1997, February 1, 1997
         and November 2, 1996


         Consolidated Statements of Operations                 4
         for the thirteen weeks ended
         November 1, 1997 and November 2, 1996


         Consolidated Statements of Operations                 5
         for the thirty-nine weeks ended
         November 1, 1997 and November 2, 1996


         Consolidated Statements of Cash Flows                 6
         for the thirty-nine weeks ended
         November 1, 1997 and November 2, 1996


         Notes to Consolidated Financial Statements            7



  Item 2 - Management's Discussion and Analysis of             9
         Financial Condition and Results of Operations




PART II - OTHER INFORMATION
---------------------------


  Item 6 - Exhibits and Reports on Form 8-K                   13

                       FILENE'S BASEMENT AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                         November 1,   February 1,   November 2,
                                            1997          1997         1996
                                         ----------    ----------   -----------
                                         (unaudited)                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $     538     $     462     $     296
  Inventories                               118,100        88,763       112,512
  Other current assets                       13,998         9,363        14,237
                                          ---------     ---------     ---------
    Total current assets                    132,636        98,588       127,045

Property, plant and equipment, net           55,134        53,305        61,783
Beneficial operating lease rights, net       13,826        14,811        15,140
Assets held for sale                          7,962         7,962          --
Intangible assets, net and other              9,525         8,247        11,447
                                          ---------     ---------     ---------
                                          $ 219,083     $ 182,913     $ 215,415
                                          =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  48,045     $  46,934     $  52,415
  Accrued expenses                           29,088        29,375        30,301
  Short-term debt                            37,700         1,000        26,000
  Current portion of long-term debt           2,000         2,500          --
  Obligations under capital leases              400           437           466
                                          ---------     ---------     ---------
    Total current liabilities               117,233        80,246       109,182

Reserve for store closings                    2,492         2,492         4,663
Deferred revenue                              1,874         1,999         2,041
Long-term debt                                1,500         7,500        10,000
Obligations under capital leases              2,884         3,191         3,289

Stockholders' equity:
  Common stock, $.01 par value,
    70,000,000 shares authorized,
    20,926,215, 20,658,533 and
    20,661,113 shares issued                    209           207           206
  Additional paid-in capital                 86,830        86,195        86,126
  Retained earnings(deficit)                  6,077         1,099           (76)
  Treasury stock, 75,000 shares                 (16)          (16)          (16)
                                          ---------     ---------     ---------
    Total stockholders' equity               93,100        87,485        86,240
                                          ---------     ---------     ---------
                                          $ 219,083     $ 182,913     $ 215,415
                                          =========     =========     =========


See Notes to Consolidated Financial Statements.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Thirteen Weeks Ended
                                   (Unaudited)
                (dollars in thousands, except per share amounts)




                                             November 1,        November 2,
                                                1997               1996
                                             ----------         ----------
Net sales                                      $152,471          $147,203
Cost of sales, including buying,
  receiving and occupancy costs                 114,342           109,051
                                               --------          --------
    Gross profit                                 38,129            38,152

Selling, general and administrative
  expenses                                       32,684            31,111

Amortization of intangible assets and
  beneficial operating lease rights                 366               366
                                               --------          --------
    Operating income                              5,079             6,675

Interest expense, net                               832             1,008
                                               --------          --------
Income before income taxes                        4,247             5,667

Income tax provision(Note 3)                      1,019             2,154
                                               --------          --------
Net income                                     $  3,228          $  3,513
                                               ========          ========




Primary and fully diluted earnings             $   0.15          $   0.17
  per share                                    ========          ========



See Notes to Consolidated Financial Statements.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Thirty-nine Weeks Ended
                                   (Unaudited)
                (dollars in thousands, except per share amounts)




                                              November 1,       November 2,
                                                 1997              1996
                                              ----------        ----------
Net sales                                      $399,251          $391,336
Cost of sales, including buying,
  receiving and occupancy costs                 302,458           293,345
                                               --------          --------
  Gross profit                                   96,793            97,991

Selling, general and administrative
  expenses                                       87,135            85,169

Amortization of intangible assets and
  beneficial operating lease rights               1,100             1,100
                                               --------          --------
    Operating income                              8,558            11,722

Interest expense, net                             2,008             3,186
                                               --------          --------
Income before income taxes                        6,550             8,536

Income tax provision(Note 3)                      1,572             3,244
                                               --------          --------
Net income                                     $  4,978          $  5,292
                                               ========          ========



Primary and fully diluted earnings             $   0.23          $   0.26
  per share                                    ========          ========




See Notes to Consolidated Financial Statements.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thirty-nine Weeks Ended
                                   (Unaudited)
                             (dollars in thousands)


                                                  November 1,        November 2,
                                                     1997               1996
                                                  ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                       $  4,978           $  5,292
  Adjustments to reconcile net income
    to net cash provided by(used in)
    operations:

      Depreciation and amortization                   8,893              9,273
      Deferred income taxes                          (1,094)              --
      Increase in inventories                       (29,337)           (26,735)
      Decrease(increase) in other current            (6,741)            14,069
        assets
      Increase in accounts payable                    1,111             15,770
      Decrease in accrued expenses                     (287)              (282)
      Other                                            (125)              (113)
                                                   --------           --------
    Net cash provided by(used in)
      operating activities                          (22,602)            17,274

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (9,622)            (5,496)
  Sale of leasehold interests                         2,106                728
  Other                                                (299)              (190)
                                                   --------           --------
    Net cash used in investing activities            (7,815)            (4,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings,net                          36,700             12,800
  Payments of capital lease obligations                (344)              (362)
  Long-term debt payments                            (6,500)           (25,000)
  Employee stock purchase plan                          637                 78
                                                   --------           --------
  Net cash provided by(used in)
      financing activities                           30,493            (12,484)
                                                   --------           --------
Net increase(decrease) in cash and cash                  76               (168)
  equivalents
Cash and cash equivalents:
  Beginning of period                                   462                464
                                                   --------           --------
  End of period                                    $    538           $    296
                                                   ========           ========


See Notes to Consolidated Financial Statements.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of the periods ended November 1, 1997 and November 2, 1996 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.


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


3.   INCOME TAXES

The Company is using an effective tax rate of 24% to compute taxes for the current fiscal year, reflecting the realization of certain deferred tax assets which were not previously expected to be realized in prior years.


4.   COMMITMENTS

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

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMMITMENTS(CONTINUED)

On August 22, 1997, the Company amended an employment agreement with its former President and Chief Operating Officer(the "Executive"). Under the agreement, as amended, the Executive is required to devote 75%, 50%, and 50% of his working time to the Company during the next three years, respectively. His annual base salary and incentive bonus is set at 75%, 50% and 50% of the Chief Executive Officer's salary and bonus for years one, two and three, respectively. In addition, the amendment provides for certain benefits to be paid subsequent to termination of his employment. In the event that a change of control, as defined therein, occurs prior to termination of his employment, for purposes of the Executive's change in control benefits, the Executive's salary and bonus will be deemed to be 100% of the Chief Executive's salary and bonus. On September 22, 1999, all of the Executive's then non-vested stock options will vest and become immediately exercisable.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For the quarter ended November 1, 1997 net sales were $152.5 million, up 4% from last year's third quarter sales of $147.2 million. Net sales for the thirty-nine week period of $399.3 million were up 2% from sales of $391.3 million in the comparable period last year. The increase in net sales for the thirteen and thirty-nine week periods was due to the opening of two new stores during the first quarter of 1997. The total number of stores in operation on November 1, 1997 and November 2, 1996 were 45 and 43, respectively.

Comparable store sales for the third quarter were up 1% versus the comparable thirteen week period last year due to increases in sales in the home goods and men's clothing categories. Comparable store sales for the nine month period ended November 1, 1997 were down 1% versus the comparable period last year. The decrease in year-to-date comparable store sales resulted primarily from decreases in sales of retail stocks and sportswear, which were partially offset by increases in home goods and men's clothing.

Cost of sales as a percentage of sales were 75.0% and 75.8% for the thirteen and thirty-nine week periods ended November 1, 1997, respectively, compared to 74.1% and 75.0% for the same periods in the prior year. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in promotional activity.

Selling, general and administrative expenses for the third quarter of 1997 were $32.7 million, or 21.4% of sales, compared to $31.1 million, or 21.1% of sales, for the same period last year. For the thirty-nine weeks ended November 1, 1997, selling, general and administrative expenses were $87.1 million, or 21.8% of sales, compared to $85.2 million, or 21.8% of sales, for the comparable period last year. The increase in selling, general and administrative expenses, in absolute terms, was primarily related to the opening of two new stores in the first quarter of 1997.

Interest expense for the thirteen and thirty-nine week periods ended November 1, 1997 was $0.8 million and $2.0 million, respectively, compared to $1.0 million and $3.2 million, respectively, last year. Lower effective interest rates under the Company's Revolving Credit and Term Loan Agreement, combined with lower average outstanding borrowings, resulted in the decline in interest expense (see Financial Condition, Liquidity and Capital Resources).

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS(CONTINUED)

The Company's effective tax rate for the thirty-nine weeks ended November 1, 1997 was 24% compared to 38% for the same period in 1996. The decline in the effective tax rate reflects the realization of certain tax assets that were not previously expected to be realized.

Net income for the quarter ended November 1, 1997 was $3.2 million, or $.15 per share, on 22.2 million weighted average shares outstanding, compared to net income of $3.5 million, or $.17 per share, on 21.0 million weighted average shares outstanding for the quarter ended November 2, 1996. For the nine month period ended November 1, 1997, net income was $5.0 million, or $.23 per share, on 22.0 million weighted average shares outstanding compared to net income of $5.3 million, or $.26 per share, on 20.7 million weighted average shares outstanding for the same period last year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On May 23, 1996, the Company entered into a Revolving Credit and Term Loan Agreement, as amended June 28, 1996 (the "Agreement"). The Agreement expires on June 30, 1999 and includes a $65.0 million revolving credit facility and a $10.0 million term loan.

During the nine months ended November 1, 1997, average borrowings under the Agreement were approximately $27.1 million at an average interest rate of 7.97%. During the same period last year, average borrowings were $39.6 million at an average interest rate of 9.07%. Excess credit availability at November 1, 1997 was approximately $17.1 million compared to approximately $20.6 million at November 2, 1996.

The Agreement contains financial covenants which mandate minimum earnings before interest, taxes, depreciation and amortization and a minimum cash flow to interest ratio for specified periods during the term of the Agreement. During the thirty-nine week period ended November 1, 1997, the Company was in compliance with all covenants of the Agreement.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

Net cash used in operating activities was $22.6 million for the nine months ended November 1, 1997 versus cash provided of $17.3 million during the same period last year. The $39.9 million decrease in cash provided by operations was primarily due to the receipt of a $9.6 million federal income tax refund during the second quarter of fiscal 1996 and $10.5 million of cash received from factors in exchange for standby letters of credit during the first half of fiscal 1996. In addition, trade accounts payable was low at February 3, 1996.

Net cash used in investing activities during fiscal 1997 increased $2.9 million over the comparable period in fiscal 1996 primarily as a result of increased capital expenditures of $4.0 million for the new and remodeled stores. This increase was offset in part by cash proceeds from the sale of leasehold interests totaling $1.4 million.

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000 problem", which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers.

The Company believes it will be able to modify or replace its affected systems in time to minimize any disruptive effects on operations. While it is not possible, at present, to predict the total cost of this work, the capital investment in new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, including the installation of a new register system, is currently estimated at $15 to $20 million. There can be no assurance, however, that such costs will fall in this range. The Company expects that such costs may be material to the Company's results of operations, liquidity or consolidated financial position and may require increased working capital. In addition, these costs could require the Company to renegotiate certain of its financial covenants with its bank lenders. The Company is presently discussing with its banks the actions it proposes to take to assure that it is Year 2000 compliant and the impact of these actions on its working capital needs.

                    FILENE'S BASEMENT CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

Net cash provided by financing activities during fiscal 1997 was $30.5 million as compared to cash used during fiscal 1996 of $12.5 million. The $43.0 million increase was due to a $18.5 million decrease in long term debt repayments over last year and a $23.9 million increase in borrowings under the revolving credit facility.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the Agreement will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds. During fiscal 1997, capital expenditures are expected to approximate $14.0 million.


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





ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     11   Statements Re Computation of Per Share Earnings

     27   Financial Data Schedule


(b)  Reports on Form 8-K

None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, being also its principal financial officer.




                                                      FILENE'S BASEMENT CORP.

                                                      \s\ Steven Siegel
                                                      ---------------------
                                                      Steven Siegel
                                                      Executive Vice President
                                                      & Chief Financial Officer



DATE:  December 12, 1997

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K





EXHIBIT                   TITLE
-------                   -----


11                Statements Re Computation of Per Share Earnings

27                Financial Data Schedule