Form 10-K
period 1998-01-31
FILENES BASEMENT CORP
filed 1998-05-01
CIK 875404

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 617-348-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 7, 1998 was $104,175,288.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value as of April 7, 1998 was 20,894,114 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED
JANUARY 31, 1998, TO BE FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE IN PART II HEREOF. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION RELATING TO THE COMPANY'S 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

================================================================================

                            FILENE'S BASEMENT CORP.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
Item 1.   Business....................................................     3
Item 2.   Properties..................................................     5
Item 3.   Legal Proceedings...........................................     7
Item 4.   Submission of Matters to a Vote of Security Holders.........     7
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     8
Item 6.   Selected Financial Data.....................................     8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................     8
Item 8.   Financial Statements and Supplementary Data.................     8
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     8
Item 10.  Directors and Executive Officers of the Registrant..........     8
Item 11.  Executive Compensation......................................     8
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     9
Item 13.  Certain Relationships and Related Transactions..............     9
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     9

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               ITEM 1.  BUSINESS

--------------------------------------------------------------------------------

     Filene's Basement Corp. ("Filene's Basement" or the "Company") operates through its wholly-owned subsidiary Filene's Basement, Inc., a chain of off-price specialty stores offering focused assortments of timely, fashionable, branded and private label merchandise at prices typically 20% to 60% below traditional department store prices. The Company operates 47 stores, primarily in the Northeast and Midwest regions of the United States. The company's business is seasonal, reflecting increased consumer buying in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

FILENE'S BASEMENT STORES

     The Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price family apparel. The downtown location is famous for a unique marketing concept -- the Automatic Markdown Plan. The Company believes that the Automatic Markdown Plan generates a sense of shopping urgency and creates customer excitement and loyalty. The Boston store generated over $1,478 in sales per square foot of selling space in Fiscal 1997.

     In addition to its downtown Boston store, Filene's Basement operates 46 branch stores in twelve states with an average of approximately 24,400 square feet of selling space per store. Generally, the branch store's selling space is on a single level and uses a prototypical "racetrack" aisle layout for merchandise. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. The Company's branch stores open the full year of Fiscal 1997 generated $440 in sales per square foot of selling space, a figure which management believes is higher than the average of the off-price industry. The Company's branch stores accounted for approximately 83% of net sales in Fiscal 1997.

     The branch stores averaged $10.4 million in sales volume per store in Fiscal 1997. Their merchandise mix is similar to that of the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

EXPANSION STRATEGY

     A significant portion of the Company's growth since its inception has resulted from, and the major component of the Company's future growth is expected to result from, the addition of new stores. The Company's expansion strategy historically targeted three demographic areas: existing markets, where it can leverage advertising, purchasing, transportation, and other regional expenses; new multi-store metropolitan markets, where Filene's Basement believes it can successfully transport its positioning and strategy; and contiguous markets, to take advantage of regional management and real estate opportunities. In addition to pursuing its historical expansion strategy, the Company is exploring geographic areas where it believes it can successfully implement its marketing strategy.

     The Company opened two new stores in Fiscal 1997, both located in the existing market of suburban Chicago, and expects to open four to six additional new stores in Fiscal 1998. Two of the new stores have opened in Fiscal 1998, one in Berwyn, PA and a second in Rockville, MD. The remaining new stores will primarily be located in existing markets. Subsequent to Fiscal 1998, the Company currently expects to open eight to ten stores a year, assuming real estate opportunities become available on favorable terms. The Company anticipates that it will need additional capital to fund the new store openings.

     The Company entered two major metropolitan markets outside of the Northeast, Chicago in Fiscal 1991 and Minneapolis/St. Paul in Fiscal 1992. The Company originally opened seven stores in the Chicago area, five of which have since been closed, two in Fiscal 1994 and three in Fiscal 1995. In Fiscal 1997, the Company opened two new stores in the suburban Chicago area. In Minneapolis/St. Paul, the Company originally opened five stores, four of which were closed in February 1995. The one remaining store, located in the Mall of America, has remained profitable. The Company's business strategy is dependent upon high sales volumes in the geographic markets in which it operates. The closed stores in the Chicago and Minneapolis/St. Paul markets did not generate the sales volumes that were expected and therefore did not produce the requisite return on invested capital that the Company expects from its stores. Thus, closing these stores was determined to be in the best strategic interest of the Company.

MERCHANDISING

     Filene's Basement offers branded apparel, home goods and accessories, retail stocks purchased directly from major upscale retailers and high quality private label merchandise. The total merchandise assortment is typically priced at levels 20% to 60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying pre-season programmed merchandise, in-season overruns and end-of-season surpluses at advantageous prices and offering them for sale at lower markups than those at traditional department stores. The Company also keeps its cost of merchandise low because it does not require markdown or advertising allowances, or anticipation of returns from its vendors, all of which are typical in the department store industry.

     The branded merchandise represents a focused assortment of fashionable, nationally recognized family apparel and accessories bearing prominent designers' and manufacturers' names. Branded merchandise constitutes a majority of the product line and is obtained through opportunistic purchases from a diverse group of quality manufacturers as well as through traditional up-front buying programs like those employed by department stores and specialty store chains. During Fiscal 1997, the Company expanded its merchandise assortment into the home goods category. The customer response to this expansion was very favorable and, as a result, the merchandising organization's infrastructure has been enhanced to support further expansion into this area.

     The branded offerings are complemented by "retail stocks" -- family apparel and accessories purchased directly from major upscale retailers such as Bloomingdale's, Bendel's and Neiman Marcus. Retail stocks are priced at significant discounts to the original prices and allow Filene's Basement to share in the reputation and image of these upscale department and specialty stores. The Company has, for the past several years, reduced the percentage of its sales represented by retail stocks, primarily because retail stocks are unpredictable in supply and the least profitable category of merchandise sold in Filene's Basement stores.

BUYING

     Because of the longstanding relationships it enjoys with its vendors, the Company receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. From time to time, the Company commits to the future purchase of branded merchandise from vendors at advantageous prices. These forward purchases allow for timely, fashionable assortments. Based on its past experience, the Company believes that the current supply of branded merchandise is adequate for the Company's needs. Although certain vendors are important to the Company's business because of the prestige of their names, the portfolio of vendors is broad, and new vendors continue to be added. No branded merchandise vendor accounts for more than 3.0% of the Company's total net sales, and the Company believes that its relationships with its vendors are satisfactory.

ADVERTISING

     The Company's primary advertising strategy stresses the offering of nationally recognized branded merchandise at significant savings. The Company employs a multi-media approach (print, broadcast and direct mail) in all markets, but unlike most of its off-price competitors, relies primarily on newspaper advertising. Recently, the Company has placed additional emphasis on direct mail programs that, using the Company's expanded customer databases, are expected to reach a high percentage of its targeted customers. The Company promotes a series of special events throughout the year to generate traffic and to maintain a sense of shopping excitement.

COMPETITION

     Management believes that the Company occupies a market segment between traditional department stores and typical off-price apparel chains. In this segment, the merchandise mix consists of quality products typical of those found in department stores and manufacturer-owned outlet stores, but at prices competitive with those of other off-price chains. The Company nevertheless faces intense competition for customers and for access to quality merchandise from other offprice apparel chains, manufacturer-owned outlet stores and traditional department stores. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The national apparel market is highly fragmented and competitive and the off-price business may become even more competitive in the future. The Company also faces intense competition from major retailers for employees and suitable store locations.

     The Company believes that the principal competitive factors in the retail apparel industry are merchandise assortment, effective merchandise presentation, quality of merchandise, store location, relationships with vendors, price, costs of operations and customer service. Management believes that Filene's Basement competes favorably on the basis of each of these factors.

EMPLOYEES

     During Fiscal 1997, an average of approximately 3,000 40-hour-equivalent employees were part of Filene's Basement's work force, including approximately 2,000 full-time employees and an additional 1,600 part-time employees. Considerable seasonality in the retail apparel industry is associated with employment levels.

     A collective bargaining agreement between the Company and the United Food and Commercial Workers

Union (Local 1445) covers employees at the downtown Boston store. The agreement, which was ratified in January 1998, extends through February 1, 2002. Employees at the Company's Auburn, Massachusetts distribution center and the branch stores are not represented by a union or other collective bargaining agent.

TRADEMARKS

     As a result of its acquisition of the Filene's department store chain from Federated Department Stores, Inc. ("Federated") in April 1988, May Department Stores Company ("May") became the owner of certain Filene's Basement(TM) and Filene's Basement of Boston(R) trademark and service mark registrations and certain trade names previously owned by Federated and used by its Filene's Basement division. May granted Federated an exclusive, perpetual, world-wide, royalty-free license to use the trade names and registered marks, including the right to file registrations in additional jurisdictions in May's name. In connection with the acquisition of the Filene's Basement division of Federated by the Company, Federated assigned the rights under this license to the Company. The Company's exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state offices. In addition, the Company owns certain other federally registered trademarks that the Company believes are not a critical element of its merchandising strategy.

TECHNOLOGY

     The Company relies extensively on computerized information systems in its stores, distribution center and corporate offices. During Fiscal 1997, the Company installed hand-held data terminals in all branch stores to process price changes and ticketing in a more timely manner and with greater accuracy, while reducing operating costs. Additionally, in conjunction with the Year 2000 problem (see below), the Company will be upgrading its point of sale, communication and reporting systems. The Company expects the new point of sale registers to increase the speed of its current registers and to allow price look up, a feature not currently available. During the second half of Fiscal 1998 and into Fiscal 1999, the Company will be upgrading its merchandising systems. The Company believes this conversion will provide a better integrated system for purchase order management, merchandise planning and allocation, distribution to the stores, and inventory control through the open-to-buy reporting.

YEAR 2000 COMPLIANCE

     The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000" problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is developing an implementation plan to resolve the issue. It is expected that most non-compliant systems will be replaced with new systems that will provide certain competitive benefits as well as ensure "Year 2000" compliance in time to minimize any disruptive effects on operations. While it is not possible, at present, to predict the total cost of this effort, the capital investment in new software and equipment needed to achieve "Year 2000" compliance and enhance existing systems, including the installation of a new register system, is currently estimated at approximately $15 to 20 million. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition, results of operations or liquidity.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including references to future growth, improved margins and new store openings. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions,
(iii) the continued support of the Company's numerous vendors and third party factors in the form of short-term trade credit through extended payment terms and letters of credit, (iv) a decrease in the Company's available funds under its existing credit facility due to the impairment or ineligibility of a significant portion of its borrowing base, (v) the continued success of the Company's efforts to implement planned strategic initiatives, (vi) unexpected store closings and the related higher markdowns associated with inventory liquidations and (vii) the unanticipated impact of the "Year 2000" problem.

--------------------------------------------------------------------------------

                              ITEM 2.  PROPERTIES

--------------------------------------------------------------------------------

DOWNTOWN BOSTON STORE

     The downtown Boston Filene's Basement store is located in the basement of the flagship store of the Filene's department store chain on Washington Street in the "Downtown Crossing" shopping district. The building is occupied by Filene's pursuant to a lease (the "Lease") which has been extended through 2009 (with extension rights until 2024). As of April 1988, when Filene's was sold by Federated to May, the Lease was assigned by Federated to May and the space occupied by the Company's downtown Boston store was subleased (the "Sublease") from May. The Company subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The Sublease terminates in 2009 with rights on behalf of the Company to extend until 2024. Extension of the Sublease in 2009 is subject to the extension of the Lease in 2009. Pursuant to the Sublease, the Company has been delegated authority by May to extend the Lease on May's behalf without further action by May. Any development with respect to the Company's downtown Boston store that had the effect of interfering with the Company's right to occupy those premises would have a material adverse effect on the Company's business. In Fiscal 1997, the downtown Boston store represented approximately 17% of the Company's net sales.

BRANCH STORES

     The table below shows the location and opening dates of each of the Company's 46 branch stores in existence as of April 15, 1998.

    STORE LOCATION             OPENING DATE
----------------------    ----------------------
Saugus, MA                May 1978
Framingham, MA            October 1978
Burlington, MA            October 1981
Manchester, NH            October 1981
Manhasset, NY             August 1982
Huntington, NY            August 1982
Fresh Meadows, NY         May 1983
Corbin's Corner, CT       October 1983
Dedham, MA                October 1983
Braintree, MA             November 1984
Warwick, RI               November 1985
Scarsdale, NY             November 1985
Willow Grove, PA          August 1986
Holyoke, MA               November 1986
Paramus, NJ (RT. 17)      November 1986
Franklin Mills, PA        August 1989
Portland, ME              August 1989
Plymouth, MA              November 1989
Carle Place, NY           April 1990
Orange, CT                April 1990
Attleboro, MA             October 1990
Hyannis, MA               October 1990
Newton, MA                October 1990
Nashua NH                 March 1991
Salem, NH                 August 1991
Chicago, IL               October 1991
Taunton, MA               March 1992

    STORE LOCATION             OPENING DATE
----------------------    ----------------------
Mall of America, MN       August 1992
St. Davids, PA            September 1992
North Shore, MA           November 1992
Watertown, MA             March 1993
Jersey City, NJ           April 1993
Washington, DC            October 1993
Washington, DC            October 1993
Philadelphia, PA          November 1993
New York, NY              November 1993
Manchester, CT            March 1994
Moorestown, NJ            September 1994
Falls Church, VA          October 1994
Worcester, MA             October 1994
Chicago, IL               March 1995
New York, NY              April 1995
Oak Brook, IL             March 1997
Skokie, IL                April 1997
Rockville, MD             March 1998
Berwyn, PA                April 1998

     All of the branch stores have remaining lease terms ranging from three to twenty-five years with renewal options, in most cases, at higher fixed rates. Most of the leases provide for rent payments as a percentage of sales over certain sales levels.

DISTRIBUTION FACILITIES

     The Company leases a 457,000 square-foot distribution center facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts. The two-story building also contains the Company's data center and sales audit functions. The lease term runs until 2002, with three five-year options to renew.

     The Company also leases a 55,230 square-foot warehouse in Northboro, MA. This facility primarily serves as a satellite warehouse for the nearby Auburn distribution center but also houses the Company's accounts payable department. The lease term runs until September 2001, with one five-year option to renew.

     During Fiscal 1996, after an assessment of its current needs, the Company announced the closing of its Company-owned Somerville, Massachusetts distribution center. The property was sold in November 1997 for approximately $7.6 million. The Company has agreed to lease back from the buyer approximately 71,500 square feet for use as general storage space.

HEADQUARTERS BUILDING

     Filene's Basement leases its corporate offices in Wellesley, Massachusetts, where it occupies space in two office buildings (approximately 32,000 square feet). The Company has extended the lease through 2001.

CAPITAL EXPENDITURES

     The following table summarizes the Company's capital expenditures for the last five fiscal years:

---------------------------------------------------------------------

                              Fiscal Year Ended (in thousands)
                       ----------------------------------------------
                       Jan 31,   Feb 1,   Feb 3,    Jan 28,   Jan 29,
                        1998      1997     1996      1995      1994
---------------------------------------------------------------------
New Stores...........  $ 2,623   $    0   $ 2,426   $ 4,204   $14,107
Existing Stores......    3,653    2,416     2,230     2,259     1,243
Distribution, data
  processing, central
  office and other...    6,263    5,196     7,323     9,177     7,504
                       -------   ------   -------   -------   -------
---------------------------------------------------------------------
    Total............  $12,539   $7,612   $11,979   $15,640   $22,854
                       =======   ======   =======   =======   =======

     During Fiscal 1997, the Company opened two new stores and expanded and remodeled two existing stores. Additionally, the Company continued to upgrade its management information systems.

--------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

     The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

--------------------------------------------------------------------------------

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

------------------------------------------------------

       NAME          AGE        PRESENT POSITION
------------------------------------------------------
Samuel J. Gerson...  56    Chairman, Chief Executive
                           Officer and Director
W. Jay Carothers...  46    President, Chief Operating
                           Officer and Director
Mone Anathan,              Vice Chairman of the Board
  III..............  57    of Directors, Chairman of
                           the Executive Committee and
                           Director
Steven R. Siegel...  53    Executive Vice President,
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

     W. Jay Carothers joined the Company in June 1997 as President, Chief Operating Officer and a director. Prior to joining the Company, he served as President of Federated Merchandising Group (FMG). In 1990, he joined Macy's and in 1992 was appointed Vice Chairman of Macy's Corporate Product Development and World Wide Sourcing. Previously, he served at Crystal Brands as Vice President, Operations for the Izod LaCoste Gant Eagle Division and Director and Chief Financial Officer of Mast Industries -- Far East Division.

     Mone Anathan, III became Vice Chairman of the Board of Directors and Chairman of the Executive Committee in June 1997, after having previously served as President, Treasurer and a director since 1988 and Chief Operating Officer since 1992. Previously, he served as President of the Filene's Basement division of Federated Department Stores, Inc. from February 1984 until the acquisition of that division by the Company in 1988. Mr. Anathan is a director of Brookstone Company, Inc.

     Steven R. Siegel became Executive Vice President and Chief Financial Officer in December 1994, Secretary in July 1994 and Treasurer in 1995. He joined the Company in July 1994 as Executive Vice President Administration and General Counsel. From 1989 to 1994, he was a partner with the law firm of Wayne, Lazares & Chappell and from 1990 to 1994, president of Watermark Donut Company.

     Officers serve until their successors are chosen and qualified.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Stockholders. See the section entitled "Price Range of Common Stock."

--------------------------------------------------------------------------------

                        ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Stockholders. See the section entitled "Financial Highlights."

--------------------------------------------------------------------------------

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

--------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Stockholders. See the section of the same name.

--------------------------------------------------------------------------------

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

     The Company's Consolidated Financial Statements filed as a part of this Annual Report on Form 10-K are indexed herein under Item 14 (a) (1) and are incorporated by reference to the Company's 1997 Annual Report to Stockholders. See also the consolidated Financial Statement Schedules indexed herein under
Item 14(a) (2).

--------------------------------------------------------------------------------

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

     None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------

     The information required by this Item is included (in part) in Part I of this Form 10-K. The information relating to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. See the section entitled "ELECTION OF DIRECTORS."

--------------------------------------------------------------------------------

                        ITEM 11.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. See the section entitled "EXECUTIVE COMPENSATION." The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

--------------------------------------------------------------------------------

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. See the section entitled "BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, EXECUTIVE OFFICERS AND DIRECTORS."

--------------------------------------------------------------------------------

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

     None.

--------------------------------------------------------------------------------
                                  C.  PART IV
================================================================================
  C.  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

     The following financial statements are incorporated herein by reference from the Company's 1997 Annual Report to Stockholders.

                                                               PAGE IN 1997
                                                               ANNUAL REPORT
                                                              TO STOCKHOLDERS
                                                              ---------------
Reports of Independent Accountants..........................        20
Consolidated Statements of Operations for the fiscal years
  ended January 31, 1998, February 1, 1997 and February 3,
  1996......................................................         7
Consolidated Balance Sheets as of January 31, 1998 and
  February 1, 1997..........................................         8
Consolidated Statements of Changes in Stockholder's Equity
  for the fiscal years ended January 31, 1998, February 1,
  1997 and February 3, 1996.................................         9
Consolidated Statements of Cash Flows for the fiscal years
  ended January 31, 1998, February 1, 1997 and February 3,
  1996......................................................        10
Notes to Consolidated Financial Statements..................        11

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

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
        3.1   Restated Articles of Organization (incorporated herein by
              reference to the Company's ("FBC's") Registration Statement on Form S-1 (No. 33-39901))
        3.2   Amended and restated by-laws (incorporated herein by
              reference to FBC's Registration Statement on Form S-1 (No.
              33-39901))
        4.3   Founders' Stock Agreement among the Registrant and certain founding shareholders
        4.3.1 Founders' Stock Assumption and Assignment Agreement among
              FBA -- Delaware, FBA and the founding shareholders
        4.4   Performance-Related Stock Agreement among the Registrant,
              Samuel J. Gerson and Mone Anathan, III
        4.4.1 Performance Stock Assumption and Assignment Agreement among the Registrant, Samuel J. Gerson and Mone Anathan, III

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
        4.5   Common Stock and Preferred Stock Subscription Agreement
              among the Registrant and certain stock purchasers
        4.6   Stockholders' Agreement among the Registrant and certain
              stock purchasers
        4.8   Specimen Common Stock Certificate (incorporated herein by
              reference to FBC's Registration Statement on Form S-1 (No.
              33-39901))
       10.2   Sublease dated April 30, 1988 relating to downtown Boston
              Filene's Basement location
       10.3   Lease dated April 13, 1987 relating to the Auburn
              distribution center
       10.4   Lease dated December 21, 1983 relating to the Wellesley
              central offices
       10.5   Filene's Basement License Agreement between Federated and
              May
       10.6   Assignment of Trademarks and Service Marks from Federated to
              May
       10.7   1988 Stock Option Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the
              period ended November 2, 1996)
       10.8   Filene's Basement, Inc. Pension Plan
       10.8.1 Filene's Basement, Inc. Supplementary Executive Retirement
              Plan
       10.8.2 Form of Amendment to Filene's Basement, Inc. Supplementary
              Executive Retirement Plan (incorporated herein by reference to FBC's Registration Statement on Form S-1 (No. 33-39901))
       10.8.3 Filene's Basement, Inc Supplemental Executive Retirement
              Plan, Amendment No. 3 (incorporated herein by reference to
              FBC's Annual Report on Form 10-K for the fiscal year ended
              February 1, 1997)
       10.9   Filene's Basement, Inc. Thrift Incentive Plan
       10.9.1 Form of Amendment to Filene's Basement, Inc. Thrift
              Incentive Plan (incorporated herein by reference to the
              Registrant's Registration Statement on Form S-1 (No.
              33-39901))
       10.10  Agreement between United Food and Commercial Workers' Union
              Local No. 1445 and Filene's Basement, Inc. dated February 1,
              1998 (filed herewith)
       10.11  American Express Card Service Agreement (filed herewith)
       10.12  Amendment to American Express Card Service Agreement dated
              January 1, 1993 (filed herewith)
       10.17  1990 Equity Incentive Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)
       10.18  1990 Employee Stock Purchase Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)
       10.19  Tax Sharing Agreement (incorporated herein by reference to
              FBC's Registration Statement on Form S-1 (No. 33-39901))
       10.20  Form of Change-In-Control Agreement between Registrant and
              Samuel J. Gerson (incorporated herein by reference to the
              FBC's Registration Statement on Form S-1 (No. 33-39901))*
       10.20.1 Amendment to Change-in-Control Agreement between Registrant and Samuel J. Gerson (incorporated herein by reference to
              FBC's Annual Report on Form 10-K for the fiscal year ended
              January 29, 1994)*
       10.21  Form of Change-In-Control Agreement between Registrant and
              Mone Anathan, III (incorporated herein by reference to FBC's
              Registration Statement on Form S-1 (No. 33-39901))*
       10.21.1 Amendment to Change-in-Control Agreement between Registrant and Mone Anathan, III (incorporated herein by reference to
              FBC's Annual Report on Form 10-K for the fiscal year ended
              January 29, 1994)*
       10.23  1993 Stock Option Plan for Non-Employee Directors, as
              amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)
       10.24  Employment Agreement among the Registrant, Filene's
              Basement, Inc. and Samuel J. Gerson (incorporated herein by reference to FBC's Annual Report on Form 10-K for the fiscal year ended January 30, 1993)*
       10.25  Employment Agreement among the Registrant, Filene's
              Basement, Inc. and Mone Anathan, III (incorporated herein by reference to FBC's Annual Report on Form 10-K for the fiscal year ended January 30, 1993)*
       10.25.1 Amendment to Employment Agreement dated August 22, 1997 between Filene's Basement Inc. and Mone Anathan, III
              (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended August 2, 1997)
       10.26  Credit Card Program Agreement between Monogram Credit Card
              Bank of Georgia and Filene's Basement, Inc. dated July 20,
              1995 (filed herewith)
       10.27  First Amendment to the Credit Card Program Agreement between
              Monogram Credit Card Bank of Georgia and Filene's Basement,
              Inc. dated October 6, 1995 (filed herewith)
       10.28  Second Amendment to the Credit Card Program Agreement
              between Monogram Credit Card Bank of Georgia and Filene's
              Basement, Inc. dated June 7, 1996 (filed herewith)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
       10.37  Employment Agreement dated July 11, 1994 between Filene's
              Basement, Inc and Steven Siegel (incorporated herein by
              reference to FBC's Annual Report on Form 10-K for the fiscal year ended January 28, 1995)*
       10.37.1 First Amendment to Employment Agreement dated January 15,
              1996 between Filene's Basement, Inc. and Steven R. Siegel
              (incorporated herein by reference to FBC's Annual Report on
              Form 10-K for the period ended February 3, 1996)*
       10.37.2 Second Amendment to Employment Agreement dated April 1, 1998 between Filene's Basement, Inc. and Steven R. Siegel (filed herewith)*
       10.38  Employment agreement dated June 2, 1997 between Filene's
              Basement, Inc. and W. Jay Carothers (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the
              period ended August 2, 1997)
       10.38.1 First Amendment to Employment Agreement dated March 17, 1998 between Filene's Basement, Inc. and W. Jay Carothers (filed herewith)*
       10.39  Revolving Credit and Term Loan Agreement among the Company,
              Filene's Basement, Inc and Filene's Basement Corp and the
              First National Bank of Boston. Dated as of May 23, 1996
              (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended May 4, 1996)
       10.39.1 First Amendment Agreement amending the Revolving Credit and
              Term Loan Agreement among the Company, Filene's Basement,
              Inc and Filene's Basement Corp and the First National Bank
              of Boston. Dated as of June 28, 1996 (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the
              period ended August 3, 1996)
       10.40  Amended and Restated Revolving Credit and Term Loan
              Agreement dated as of January 30, 1998 among the Company,
              Filene;'s Basement Inc. and Filene's Basement Corp. and
              BankBoston, N.A. (filed herewith)
       10.41  Executive Severence Plan Trust Agreement dated as of July
              15, 1997 between FBC and State Street Bank and Trust Company
              (filed herewith)
       10.42  Form of Executive Severence Plan between FBC and each of
              Samuel Gerson, Mone Anathan III and Steven Siegel (filed
              herewith)
       10.43  Form of Executive Split Dollar Life Insurance Agreement
              between FBC and each of Samuel Gerson, Mone Anathan III and
              Steven Siegel (filed herewith)
       10.44  Form of Collateral Assignment and Acceptance of Split Dollar
              Policy between FBC and each of Samuel Gerson, Mone Anathan
              III and Steven Siegel (filed herewith)
       10.45  Form of Assignment and Acceptance of Split Dollar Life
              Insurance Policy and Agreement between FBC and each of
              Samuel Gerson, Mone Anathan III and Steven Siegel (filed
              herewith)
       11     Computation of Net Income per Common Share (filed herewith)
       13     The Company's 1997 Annual Report to Stockholders (not deemed to be filed as part of this report except as to those parts thereof specifically incorporated herein by reference)
       21     Subsidiaries of the Company (filed herewith)
       23     Consent of Arthur Andersen LLP(filed herewith)
       23.1   Consent of Coopers & Lybrand L.L.P.(filed herewith)
       24     Power of Attorney appointing Steven Siegel as
              attorney-in-fact and representative for each of Samuel J.
              Gerson, Mone Anathan, III, W. Jay Carothers, Robert P.
              Henderson, Paul D. Paganucci, Dorsey R. Gardner, John Eyler
              and Harold Leppo.
       27     Financial Data Schedule (filed herewith)

* Management contract or compensatory plan or arrangement.

(b) The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1997.

--------------------------------------------------------------------------------
                            FILENE'S BASEMENT CORP.
                                   SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Filene's Basement Corp.

                                         By: /s/ SAMUEL J. GERSON
                                         ---------------------------------------
                                             Samuel J. Gerson
                                             Chairman of the Board
                                             Chief Executive Officer
                                             (Principal Executive Officer)
                                             and Director

                                         Date: May 1, 1998

--------------------------------------------------------------------------------
                            FILENE'S BASEMENT CORP.
                                   SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 1, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

                                        *
------------------------------------------------------------
Samuel J. Gerson
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer) and Director

                                        *
------------------------------------------------------------
W. Jay Carothers
President, Chief Operating Officer
and Director
                                        *
------------------------------------------------------------
Mone Anathan, III
Vice Chairman of the Board of Directors,
Chairman of the Executive Committee and Director

/s/ STEVEN SIEGEL
------------------------------------------------------------
Steven Siegel
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

                                        *
------------------------------------------------------------
Robert P. Henderson
Director

                                        *
------------------------------------------------------------
Paul D. Paganucci
Director

                                        *
------------------------------------------------------------
Dorsey R. Gardner
Director

                                        *
------------------------------------------------------------
John Eyler
Director

                                        *
------------------------------------------------------------
Harold Leppo
Director

*By:                            /s/ STEVEN SIEGEL
     -----------------------------------------------------------
                                    Steven Siegel
                                  Attorney-In-Fact