Form 10-Q
period 1998-05-02
FILENES BASEMENT CORP
filed 1998-06-15
CIK 875404

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ______________

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

The number of shares of common stock outstanding as of May 31, 1998 was 20,988,538 shares.

                             FILENE'S BASEMENT CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                              Page No.
-------------------------------                             --------

  Item 1 - Financial Statements

           Consolidated Balance Sheets as of                   3
           May 2, 1998, January 31, 1998
           and May 3, 1997

           Consolidated Statements of Operations               4
           for the thirteen weeks ended
           May 2, 1998 and May 3, 1997

           Consolidated Statements of Cash Flows               5
           for the thirteen weeks ended
           May 2, 1998 and May 3, 1997

           Notes to Consolidated Financial Statements          6


  Item 2 - Management's Discussion and Analysis of             8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                   12

                             FILENE'S BASEMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                               May 2,         January 31,        May 3,
                                               1998             1998             1997
                                             ---------        -----------      ---------
ASSETS                                      (unaudited)                        (unaudited)
Current assets:
  Cash and cash equivalents                  $     392        $     475        $     528
  Inventories                                  105,488           93,021           99,657
  Other current assets                          15,044           11,162           12,395
                                             ---------        ---------        ---------
    Total current assets                       120,924          104,658          112,580

Property, plant and equipment, net              49,841           48,341           53,742
Beneficial operating lease rights, net          13,169           13,497           14,483
Assets held for sale                                 -                -            7,962
Intangible assets, net and other                 8,979            8,842            8,265
                                             ---------        ---------        ---------
                                             $ 192,913        $ 175,338        $ 197,032
                                             =========        =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  46,605        $  42,698        $  43,906
  Accrued expenses                              27,243           26,455           29,556
  Short-term debt                               16,900            3,100           17,400
  Current portion of long-term debt              1,500            1,000            5,313
  Obligations under capital leases                 424              414              407
                                             ---------        ---------        ---------
    Total current liabilities                   92,672           73,667           96,582

Reserve for store closings                       3,025            3,096            2,492
Deferred revenue                                 1,790            1,832            1,957
Long-term debt                                  11,000           11,500            4,688
Obligations under capital leases                 2,667            2,777            3,091

Stockholders' equity:
  Common stock, $.01 par value,
    70,000,000 shares authorized,
    20,968,838, 20,959,338 and
    20,762,834 shares issued                       210              210              208
  Additional paid-in capital                    86,967           86,933           86,373
  Retained earnings(deficit)                    (5,402)          (4,661)           1,657
  Treasury stock, 75,000 shares                    (16)             (16)             (16)
                                             ---------        ---------        ---------
    Total stockholders' equity                  81,759           82,466           88,222
                                             ---------        ---------        ---------
                                             $ 192,913        $ 175,338        $ 197,032
                                             =========        =========        =========


See Notes to Consolidated Financial Statements.

                             FILENE'S BASEMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Thirteen Weeks Ended
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                               May 2,          May 3,
                                               1998             1997
                                             ---------        --------
Net sales                                    $ 127,647        $120,451
Cost of sales, including buying,
  receiving and occupancy costs                 97,172          91,209
                                             ---------        --------
    Gross profit                                30,475          29,242

Selling, general and administrative
  expenses (Note 2)                             30,414          27,598

Amortization of intangible assets and
  beneficial operating lease rights                367             367
                                             ---------        --------
    Operating income (loss)                       (306)          1,277

Interest expense, net                              644             544
                                             ---------        --------
Income (loss) before income taxes                 (950)            733

Income tax provision (benefit)(Note 3)            (209)            176
                                             ---------        --------
Net income (loss)                            $    (741)       $    557
                                             =========        ========




Basic and diluted earnings (loss)            $   (0.04)       $   0.03
  per share (Note 4)                         =========        ========

Weighted average shares outstanding:
Basic                                           20,894          20,623
                                             =========        ========
Diluted                                         20,894          21,396
                                             =========        ========




See Notes to Consolidated Financial Statements.

                             FILENE'S BASEMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thirteen Weeks Ended
                                   (Unaudited)
                             (dollars in thousands)

                                                     May 2,          May 3,
                                                      1998            1997
                                                    --------        --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $   (741)       $    557
  Adjustments to reconcile net income (loss)
    to net cash used in operations:
      Depreciation and amortization                    3,257           2,888
      Deferred income taxes                                -            (123)
      Increase in inventories                        (12,467)        (10,894)
      Increase in other current assets                (3,882)         (5,138)
      Increase (decrease) in accounts payable          3,907            (981)
      Increase (decrease) in accrued expenses
        and other liabilities                            717          (2,051)
      Other                                              (42)            (42)
                                                    --------        --------
    Net cash used in operating activities             (9,251)        (15,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (4,391)         (2,959)
  Sale of leasehold interests                              -           2,106
  Other                                                 (175)            254
                                                    --------        --------
    Net cash used in investing activities             (4,566)           (599)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings,net                           13,800          16,400
  Payments of capital lease obligation                  (100)           (130)
  Proceeds from common stock issuance                     34             179
                                                    --------        --------
Net cash provided by
      financing activities                            13,734          16,449
                                                    --------        --------
Net increase (decrease) in cash
  and cash equivalents                                   (83)             66

Cash and cash equivalents:
  Beginning of period                                    475             462
                                                    --------        --------
  End of period                                     $    392        $    528
                                                    ========        ========


See Notes to Consolidated Financial Statements.

                             FILENE'S BASEMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of the periods ended May 2, 1998 and May 3, 1997 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.

2.   DISTRIBUTION CENTER FIRE

During February 1998, the Company had a fire in its Auburn Distribution Center. The Company expects that its property and business interruption insurance will fully cover all losses incurred by the Company in connection with the fire. The results for the quarter include an inventory loss for the cost of merchandise destroyed and an offsetting gain from the Company's anticipated settlement of the property portion of its claim with the insurance carrier. The Company is currently preparing the claim for lost profits, and anticipates that its claim will be reimbursed during the remainder of fiscal 1998. Gains from the settlement of any business interruption claim will be recorded by the Company when finalized with its insurance carrier.

3.   INCOME TAXES

The Company is using an effective tax rate of 22% to compute taxes for the current fiscal year, reflecting the realization of certain deferred tax assets, which were not previously expected to be realized in prior years.

4.   EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share is computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed using the weighted number of outstanding shares plus the weighted average number of dilutive common equivalent shares outstanding during each period.

                             FILENE'S BASEMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the outstanding shares used in calculating earnings (loss) per share for the quarters ended May 2, 1998 and May 3, 1997 (in thousands):

                                               May 2,             May 3,
                                                1998               1997
                                              -------            -------

Basis shares outstanding                       20,894             20,623

Options                                          -                   773
                                               ------             ------
Dilutive shares outstanding                    20,894             21,396
                                               ======             ======

Options for the quarter ended May 2, 1998 of 748,091 are not included in the computation of diluted earnings per share because to do so would have been antidilutive for that period.

                             FILENE'S BASEMENT CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the quarter ended May 2, 1998 net sales were $127.6 million, up 6.0% from last year's first quarter sales of $120.5 million. Comparable store sales for the first quarter were up 3.9% versus last year due to increases in sales in the home goods and accessories categories. Additionally, the increase in net sales for the first quarter of 1998 was due in part to the opening of two new stores. The total number of stores in operation on May 2, 1998 and May 3, 1997 were 47 and 45, respectively.

Cost of sales as a percentage of sales was 76.1% for the quarter ended May 2, 1998 compared to 75.7% for the same period in the prior year, an increase of 0.4%. This increase was primarily attributable to an increase in occupancy costs as a percentage of sales for the Company's new stores.

Selling, general and administrative expenses for the first quarter of 1998 were $30.4 million, or 23.8% of sales, compared to $27.6 million, or 22.9% of sales, for the same period last year. The increase in selling, general and administrative expenses, in absolute terms, was primarily the result of the opening of new stores in the first quarter of 1998 and a full period of expenses for the new stores opened in the first quarter of 1997. In addition, expenses totaling approximately $0.8 million were incurred in connection with a fire that took place in February 1998 at the Company's Auburn Distribution Center. The Company also received approximately $0.6 million of proceeds on notes receivable in excess of their book value during the first quarter of 1997.

The Company expects that its property and business interruption insurance will fully cover all losses incurred by the Company in connection with the fire mentioned above. The results for the quarter include an inventory loss for the cost of merchandise destroyed and an offsetting gain from the Company's anticipated settlement of the property portion of its claim with the insurance carrier. The Company is currently preparing the claim for lost profits, and anticipates that its claim will be reimbursed during the remainder of fiscal 1998. Gains from any settlement of the business interruption claim will be recorded by the Company when finalized with its insurance carrier.

Net interest expense for the quarter ended May 2, 1998 was $0.6 million compared to $0.5 million last year. The increase in net interest expense was due in part to higher average outstanding borrowings under the Company's Revolving Credit and Term Loan Agreement. (See Financial Condition, Liquidity and Capital Resources.)

                             FILENE'S BASEMENT CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Net income (loss) for the quarter ended May 2, 1998 was $(0.7) million, or $(.04) per share, on 20.9 million weighted average shares outstanding, compared to net income of $0.6 million, or $.03 per share, on 21.4 million weighted average shares outstanding for the quarter ended May 3, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On January 30, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Agreement"), which replaced the Revolving Credit and Term Loan Agreement dated May 23, 1996 as amended June 28, 1996 (the "Original Agreement"). The new facility expires on February 3, 2001 and includes a $65.0 million revolving credit facility and a $12.5 million term loan. Principal payments of the term loan are due in nine quarterly installments of $500,000 commencing on October 31, 1998, with a final payment due at maturity.

During the first quarter, average borrowings under the Agreement were approximately $22.0 million at an average interest rate of 7.93%. During the same period last year, average borrowings were $21.1 million at an average interest rate of 7.92%. Excess credit availability at May 2, 1998 was approximately $30.4 million compared to approximately $32.3 million at May 3, 1997.

The Agreement contains financial covenants which require cumulative minimum earnings before interest, taxes, depreciation and amortization and a minimum cash flow to fixed obligations ratio for specified periods during the term of the Agreement. During the quarter ended May 2, 1998, the Company was in compliance with all covenants of the Agreement.

Net cash used in operating activities was $9.3 million for the quarter ended May 2, 1998 versus cash used of $15.8 million during the same period last year. The $6.5 million decrease in cash used by operations was primarily due to increased accounts payable resulting from higher inventory levels as well as decreased payments in the first quarter of 1998 relating to store closing charges. In addition, the Company paid approximately $1.8 million of performance-based bonuses in the first quarter of 1997 related to Fiscal 1996 results.

Net cash used in investing activities during fiscal 1998 increased $4.0 million over the comparable period in fiscal 1997 primarily as a result of increased capital expenditures of $1.4 million for the

                             FILENE'S BASEMENT CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

new stores. In addition, in 1997, the Company received proceeds from the sale of leasehold interests totaling $2.1 million.

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000 problem", which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is developing an implementation plan to resolve the issue. It is expected that most non-compliant systems will be replaced with new systems that will provide certain competitive benefits as well as ensure "Year 2000" compliance in time to minimize any disruptive effects on operations. While it is not possible at this time to predict the total cost of this effort, the capital investment, whether leased or purchased, in new software and equipment needed to achieve "Year 2000" compliance and enhance existing systems, is currently estimated at approximately $20.0 to $25.0 million. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

Net cash provided by financing activities during the first quarter of fiscal 1998 was $13.7 million as compared to $16.4 million in the first quarter of 1997. The $2.7 million decrease was primarily due to a $2.6 million decrease in borrowings under the revolving credit facility.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the Agreement will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds. During fiscal 1998, capital expenditures are expected to approximate $30 million.

                             FILENE'S BASEMENT CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

The Company's business is seasonal, reflecting increased consumer demand in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions (iii) the continued support of the Company's numerous providers of goods and services (iv) the continued success of the Company's efforts to implement planned strategic initiatives and (v) unexpected store closings and the related higher markdowns associated with inventory liquidations and (vi) the unanticipated impact of the "Year 2000" problem.

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

                                                FILENE'S BASEMENT CORP.

                                                \s\ Steven Siegel
                                                ---------------------
                                                Steven Siegel
                                                Executive Vice President
                                                & Chief Financial Officer



DATE:  June 15, 1998

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K


EXHIBIT                        TITLE

11                 Statements Re Computation of Per Share Earnings

27                 Financial Data Schedule