Form 10-Q
period 1998-08-01
FILENES BASEMENT CORP
filed 1998-09-15
CIK 875404

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 1, 1998

                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

               Commission file number     0-19149


                         FILENE'S BASEMENT CORP.
       (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-3016733
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                     40 Walnut Street, Wellesley, MA 02481
                   (Address of principal executive offices)
                                  (Zip Code)

                                (617) 348-7000
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No_____





The number of shares of common stock outstanding as of August 31, 1998 was 21,011,558 shares.

                         FILENE'S BASEMENT CORP.
                            TABLE OF CONTENTS





PART  I - FINANCIAL INFORMATION                            Page No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets as of                         3
     August 1, 1998, January 31, 1998
     and August 2, 1997


     Consolidated Statements of Operations                     4
     for the thirteen weeks ended
     August 1, 1998 and August 2, 1997


     Consolidated Statements of Operations                     5
     for the twenty-six weeks ended
     August 1, 1998 and August 2, 1997


     Consolidated Statements of Cash Flows                     6
     for the twenty-six weeks ended
     August 1, 1998 and August 2, 1997


     Notes to Consolidated Financial Statements                7



  Item 2 - Management's Discussion and Analysis of             9
     Financial Condition and Results of Operations




PART II - OTHER INFORMATION


  Item 4 - Submission of Matters to a Vote of                 15
     Security Holders

  Item 5 - Other Information                                  15

  Item 6 - Exhibits and Reports on Form 8-K                   16

                         FILENE'S BASEMENT CORP.
                       CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share amounts)


                                         August 1,    January 31,   August 2,
                                           1998          1998         1997
                                        ----------    ----------   ----------
ASSETS                                  (unaudited)               (unaudited)
Current assets:
  Cash and cash equivalents              $    740     $    475     $    475
  Inventories                             117,318       93,021      104,114
  Other current assets                     12,827       11,162       10,734
                                         --------     --------     --------
    Total current assets                  130,885      104,658      115,323

Property, plant and equipment, net         51,938       48,341       54,355
Beneficial operating lease  rights, net    12,840       13,497       14,155
Intangible assets, net and other            9,717        8,842        8,250
Assets held for sale                          -            -          7,962
                                         --------     --------     --------
                                         $205,380     $175,338     $200,045
                                         ========     ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 49,293     $ 42,698     $ 46,048
  Accrued expenses                         27,267       26,455       28,965
  Short-term debt                          25,800        3,100       23,600
  Current portion of long-term debt         2,000        1,000        2,000
  Obligations under capital leases            434          414          390
                                         --------     --------     --------
    Total current liabilities             104,794       73,667      101,003

Reserve for store closings                  2,933        3,096        2,492
Deferred revenue                            1,748        1,832        1,916
Long-term debt                             10,500       11,500        2,000
Obligations under capital leases            2,554        2,777        2,989

Stockholders' equity:
  Common stock, $.01 par value,
    70,000 shares authorized,
    21,012, 20,959 and
    20,844 shares issued                      210          210          208
  Additional paid-in capital               87,063       86,933       86,603
  Retained earnings(deficit)               (4,406)      (4,661)       2,850
  Treasury stock, 75 shares                   (16)         (16)         (16)
                                         --------     --------     --------
    Total stockholders' equity             82,851       82,466       89,645
                                         --------     --------     --------
                                         $205,380     $175,338     $200,045
                                         ========     ========     ========


See Notes to Consolidated Financial Statements.

                         FILENE'S BASEMENT CORP.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          Thirteen Weeks Ended
                               (Unaudited)
                (in thousands, except per share amounts)




                                          August 1,          August 2,
                                            1998                1997
                                         ----------         ----------
Net sales                                 $131,396           $126,329
Cost of sales, including buying,
  receiving and occupancy costs             99,204             96,907
                                          --------           --------
    Gross profit                            32,192             29,422

Selling, general and administrative
  expenses                                  29,683             26,853

Amortization of intangible assets and
  beneficial operating lease rights            366                367
                                          --------           --------
    Operating income                         2,143              2,202

Interest expense, net                          869                632
                                          --------           --------
Income before income taxes                   1,274              1,570

Income tax provision (Note 3)                  278                377
                                          --------           --------
Net income                                $    996           $  1,193
                                          ========           ========




Basic and diluted earnings                $   0.05           $   0.06
  per share (Note 4)                      ========           ========







See Notes to Consolidated Financial Statements.

                         FILENE'S BASEMENT CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         Twenty-Six Weeks Ended
                               (Unaudited)
                (in thousands, except per share amounts)




                                          August 1,          August 2,
                                            1998                1997
                                         ----------         ----------
Net sales                                 $259,043           $246,780
Cost of sales, including buying,
  receiving and occupancy costs            196,376            188,116
                                          --------           --------
  Gross profit                              62,667             58,664

Selling, general and administrative
  expenses (Note 2)                         60,097             54,451

Amortization of intangible assets and
  beneficial operating lease rights            733                734
                                          --------           --------
    Operating income                         1,837              3,479

Interest expense, net                        1,513              1,176
                                          --------           --------
Income before income taxes                     324              2,303

Income tax provision(Note 3)                    69                553
                                          --------           --------
Net income                                $    255           $  1,750
                                          ========           ========



Basic and diluted earnings                $   0.01           $   0.08
  per share (Note 4)                      ========           ========





See Notes to Consolidated Financial Statements.

                         FILENE'S BASEMENT CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Twenty-Six Weeks Ended
                               (Unaudited)
                             (in thousands)

                                              August 1,          August 2,
                                                1998               1997
                                             ----------         ---------
-
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                  $    255          $  1,750
  Adjustments to reconcile net income
    to net cash used in operations:
      Depreciation and amortization              6,716             5,787
      Deferred income taxes                         -               (385)
      Increase in inventories                  (24,297)          (15,351)
      Increase in other current assets          (1,665)           (3,477)
      Increase in accounts payable               6,595             1,158
      Increase (decrease) in accrued expenses
        and other liabilities                      649            (2,454)
      Other                                        (84)              (83)
                                              ---------         --------
    Net cash used in operating activities      (11,831)          (13,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (9,579)           (6,104)
  Sale of leasehold interests                      -               2,106
  Other                                           (952)              306
                                              ---------         --------
    Net cash used in investing activities      (10,531)           (3,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                    22,700            22,600
  Payments of capital lease obligation            (203)             (249)
  Net payments of long-term debt                    -             (6,000)
  Proceeds from common stock issuance              130               409
                                              --------          --------
     Net cash provided by
      financing activities                      22,627            16,760
                                              --------          --------
Net increase in cash
  and cash equivalents                             265                13

Cash and cash equivalents:
  Beginning of period                              475               462
                                              --------          --------
  End of period                               $    740          $    475
                                              ========          ========


See Notes to Consolidated Financial Statements.

                     FILENE'S BASEMENT CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of the periods ended August 1, 1998 and August 2, 1997 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.


2.   DISTRIBUTION CENTER FIRE

During February 1998, the Company had a fire in its Auburn Distribution Center. The Company expects that its property and business interruption insurance will fully cover all losses incurred by the Company in connection with the fire. The results for the six months ended August 1, 1998 include an inventory loss for the cost of merchandise destroyed and an offsetting gain from the Company's partial settlement of the property portion of its claim with the insurance carrier. The Company has prepared the claim for lost profits, and anticipates that its claim will be reimbursed during the remainder of fiscal 1998. Gains from the settlement of any business interruption claim will be recorded by the Company when finalized with its insurance carrier.


3.   INCOME TAXES

The  Company  is  using  an  effective tax rate  of  approximately  22%
to   compute   taxes  for  the  current  fiscal  year,   reflecting   the
realization   of   certain   deferred  tax   assets,   which   were   not
previously expected to be realized in prior years.


4.   EARNINGS PER SHARE

In   accordance   with   Statement  of  Financial  Accounting   Standards
(SFAS) No. 128, "Earnings per Share", basic earnings per share is computed using the weighted average number of shares outstanding during each period.

                     FILENE'S BASEMENT CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE (CONTINUED)

Diluted  earnings  per  share  is  computed  using  the  weighted  number
of   outstanding   shares   plus   the   weighted   average   number   of
dilutive common equivalent shares outstanding during each period.

The following is a reconciliation of the outstanding shares used in calculating earnings per share for the thirteen week and twenty-six  week  periods  ended  August  1,  1998  and  August  2,  1997
(in thousands):

                                               Thirteen Weeks Ended
                                            August 1,         August 2,
                                              1998              1997
                                           ---------          --------

Basic shares outstanding                     20,917            20,727

Options                                         658               642
                                            -------           -------
Dilutive shares outstanding                  21,575            21,369
                                            =======           =======

                                              Twenty-Six Weeks Ended
                                            August 1,         August 2,
                                              1998              1997
                                           ---------          --------

Basic shares outstanding                     20,906            20,675

Options                                         669               713
                                            -------           -------
Dilutive shares outstanding                  21,575            21,388
                                            =======           =======


5.   NEW ACCOUNTING PRONOUNCMENT

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997. The statement establishes standards for the way public business enterprises report information and
operating   segments   in  annual  financial  statements   and   requires
reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, will be included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For   the   quarter   ended  August  1,  1998  net  sales   were   $131.4
million, up 4.0% from last year's second quarter sales of $126.3 million. Comparable store sales for the second quarter were up 1.9% versus last year. Net sales and comparable store sales for the twenty-six week period ended August 1, 1998 were up 5.0% and 2.9%, respectively, versus last year. These comparable store increases were primarily due to increases in sales in the home goods category. Additionally, the increase in net sales for the thirteen  and  twenty-six  week periods ended  August  1,  1998  was  due in part to the opening of two new stores in the first quarter of fiscal 1998. The total number of stores in operation on August 1, 1998 and August 2, 1997 were 47 and 45, respectively.

Cost  of  sales  as  a  percentage  of sales  was  75.5%  and  75.8%  for
the   thirteen  and  twenty-six  week  periods  ended  August   1,   1998
compared to 76.7% and 76.2% for the corresponding periods in the prior year. These decreases were primarily attributable to a decrease in markdowns.

Selling, general and administrative expenses for the second quarter of 1998 were $29.7 million, or 22.6% of sales, compared to $26.9 million, or 21.3% of sales, for the same period last year. The increase in selling, general and administrative expenses, in absolute terms, was primarily the result of the opening of new stores in the first quarter of 1998. Payroll as a percentage of sales increased primarily due to incentive bonuses related to a new compensation plan implemented in 1998. In addition, depreciation and equipment leasing costs increased as a percentage of sales primarily due to the Company's ongoing efforts to replace or repair systems affected by the "Year 2000" problem. (See Financial Condition, Liquidity and Capital Resources.) Selling, general and administrative expenses for the twenty-six weeks ended August 1, 1998 were $60.1 million, or
23.2% of sales, compared to $54.5 million or 22.1% of sales in the prior year period. In addition to the reasons stated above, the Company incurred approximately $0.8 million of expenses in the first quarter in connection with a fire that took place at its Auburn Distribution Center. In addition, the Company received approximately $0.6 million of proceeds on notes receivable in excess of their book value during the first quarter of 1997.

The Company expects that its property and business interruption insurance will fully cover all losses incurred by the Company in connection with the fire mentioned above. The results for the six months ended August 1, 1998 include an inventory loss for the cost of merchandise destroyed and an offsetting gain from the Company's settlement of the property portion of its claim with the insurance

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

carrier.    The  Company  has  prepared  the  claim  for  lost   profits,
and anticipates that its claim will be reimbursed during the remainder of fiscal 1998. Gains from any settlement of the business interruption claim will be recorded by the Company when finalized with its insurance carrier.

Net   interest  expense  for  the  quarter  ended  August  1,  1998   was
$0.9 million compared to $0.6 million last year. Net interest expense for the twenty-six weeks ended August 1, 1998 was $1.5 million, compared to $1.2 million last year. The increase in net
interest   expense  was  due  in  part  to  higher  average   outstanding
borrowings under the Company's Revolving Credit and Term Loan Agreement. (See Financial Condition, Liquidity and Capital Resources.)

Net  income  for  the  quarter ended August 1,  1998  was  $1.0  million, or $0.05 per share, on 21.6 million weighted average shares outstanding, compared to net income of $1.2 million, or $0.06 per
share,   on   21.4  million  weighted  average  shares  outstanding   for
the quarter ended August 2, 1997. Net income for the twenty-six weeks ended August 1, 1998 was $0.3 million, or $0.01 per share, on 21.6 million weighted average shares outstanding, compared to net income of $1.8 million, or $0.08 per share, on 21.4 million weighted average shares outstanding for the twenty-six weeks ended August 2, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On January 30, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the
"Agreement"), which replaced the Revolving Credit and Term Loan Agreement dated May 23, 1996 as amended June 28, 1996. The new facility expires on February 3, 2001 and includes a $65.0 million revolving credit facility and a $12.5 million term loan. Principal payments of the term loan are due in nine quarterly installments of $500,000 commencing on October 31, 1998, with a final payment due at maturity.

During the six months ended August 1, 1998, average borrowings under the Agreement were approximately $27.5 million at an average interest rate of 7.94%. During the same period last year, average borrowings were $23.2 million at an average interest rate of 7.95%. Excess credit availability at August 1,
1998 was approximately $25.5 million compared to approximately $24.2 million at August 2, 1997.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

The Agreement contains financial covenants, which require cumulative minimum earnings before interest, taxes, depreciation and amortization and a minimum cash flow to fixed obligations ratio for specified periods during the term of the Agreement. During the quarter ended August 1, 1998, the Company was in compliance with all covenants of the Agreement.

Net cash used in operating activities was $11.8 million for the twenty-six weeks ended August 1, 1998 versus cash used of $13.1
million   during   the  same  period  last  year.    The   $1.3   million
decrease   in   cash   used   by  operations   was   primarily   due   to
decreased   payments   in   the  six  months   ended   August   1,   1998
relating to store closing charges, the payment of approximately $1.8 million of performance-based bonuses in the first quarter of 1997 related to fiscal 1996 results, and a tax refund of $1.2 million received in 1998. These reductions in cash used from year to year were offset by increased purchases of inventory primarily for the new stores.

Net    cash   used   in   investing   activities   during   fiscal   1998
increased  $6.8  million  over  the  comparable  period  in  fiscal  1997
primarily  as  a  result  of  increased  capital  expenditures  of   $3.5
million for the new stores. In addition, in 1997, the Company received proceeds from the sale of leasehold interests totaling $2.1 million.

Net cash provided by financing activities during the six months ended August 1, 1998 was $22.6 million as compared to $16.8 million in the same period of the prior year. The $5.8 million increase was primarily due to long-term debt repayments made in the prior year.

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

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000" problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches.

The Company's State of Readiness

The   Company  has  completed  a  review  of  its  computer  systems   to
identify  the  systems  that  could  be  affected  by  the  "Year   2000"
problem  and  has  developed  an  implementation  plan  to  resolve   the
issue. As part of this plan, most non-compliant systems will be replaced with new systems that will provide certain competitive benefits as well as ensure "Year 2000" compliance in time to minimize any disruptive effects on operations. The Company is currently in the process of modifying and testing these new systems. The Company is also in the process of inventorying and assessing potential problem areas in its non-information technology systems that use embedded technology, such as microprocessors. This evaluation is expected to be completed in the third quarter of 1998.

The   replaced  systems  generally  fall  into  three  major  categories:
merchandise    management   systems,   store   operating   systems    and
supporting  network  and  sub-systems.  The  installation  phase  of  the
merchandise  management  systems  has  begun,  with  final  testing   and
implementation  expected  to  take place  in  the  spring  of  1999.  The
store   operating   systems,  which  primarily  consist   of   point   of
sales systems, are in the initial assessment phase with a planned rollout of the new systems in the third quarter of fiscal 1999. Supporting network and other sub-systems implementation is scheduled over 1998 and 1999.

The Company will communicate with most of its key vendors and other business partners seeking their assurances they will be Year 2000 compliant. Based on responses, the Company will develop contingency plans for those areas which pose significant risk from the Year 2000 problem, however the Company could potentially experience disruptions to some aspects of its operations from non-
compliant systems utilized by unrelated third party governmental and business entities.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

The Costs to Address the Year 2000 Issue

While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased or expensed, in new software and equipment needed to achieve "Year 2000" compliance and enhance existing systems, is currently estimated at approximately $31.0 million, of which $5.6 million had been incurred through August 1, 1998. The expense portion of the total project is estimated at $12.6 million of which $3.5 million and $5.1 million is expected to be incurred in fiscal 1998 and fiscal 1999, respectively. Through August 1, 1998, $0.9 million has been expensed. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

Risk Analysis

Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could impair the Company's ability to timely deliver product to stores, resulting in potential lost sales opportunities and additional expenses. The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its systems and purchased hardware and
software,   to   ensure,  to  the  extent  feasible,  all  such   systems
will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its significant business partners based upon information obtained through its surveys and interviews. That refinement will continue throughout 1998 and 1999.

Contingency Plans

Following   its  risk  analysis,  the  Company's  plans   to   design   a
contingency  plan  in  which  appropriate  backup  plans  will  be   made
to attempt to minimize disruption to the Company's operations in the event of a Year 2000 failure. The level of planning required is a function of the risks ascertained through the Company's investigative efforts. The Company anticipates contingency planning across the enterprise will be completed by the summer of 1999.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

Because of the Company's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to the Company's operations, however, there can be no assurance that the Company will be successful in this respect.

OUTLOOK

The Company is planning pilot programs to determine the feasibility of new retail formats to supplement the traditional Filene's Basement specialty stores. Principal elements are expected to include larger stores, with variable operating times. Merchandise would be warehoused at these units, reducing the current lead time between vendor and point of sale, and providing greater volume of merchandise at the store. The new format would leverage the current Filene's Basement infrastructure, vendor relations and name recognition. The capital required to open stores of this kind would be significantly less than required for a traditional Filene's Basement specialty store.

The programs are still in the preliminary stages, and the objective is to test the concept of increasing sales through such new stores, with a goal of reducing costs and improving operating margins. The Company intends to open additional specialty stores of the traditional format as well. Due to the factors discussed below, there is no guarantee that the Company will achieve these expectations.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions, (iii) the continued support of the Company's
numerous   providers   of  goods  and  services,   (iv)   the   continued
success   of  the  Company's  efforts  to  implement  planned   strategic
initiatives, (v) unexpected store closings and the related higher markdowns associated with inventory liquidations and (vi) the unanticipated impact of the "Year 2000" problem.

                   PART II - OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Filene's Basement Corp. was held on June 25, 1998, for the purpose of electing three Class I
Directors   of  the  Company  to  serve  until  the  year   2001   Annual
Meeting of Stockholders or until their successors are duly elected and qualified. The following sets forth the results of shareholder voting:

Election of Class I Directors:
                                         Votes in             Votes
                                          Favor              Withheld
                                         --------            --------
Election of Samuel J. Gerson
  as Class I Director                   18,503,119            367,159

Election of Robert P. Henderson
  as Class I Director                   18,503,685            366,593

Election of Paul D. Pagnucci
  as Class I Director                   18,504,385            365,893


ITEM 5    OTHER INFORMATION

Stockholder Proposals for 1999 Annual Meeting

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company not later than January 20, 1999 in order to be considered for inclusion in the Company's proxy materials for that meeting.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before April 5, 1999 in order to be considered timely for purposes of Rule 14a-4.

In addition, the Company's Restated By-Laws also establish an advance notice procedure with respect to stockholder nomination of candidates for election as directors. A notice regarding stockholder nominations for director must be accompanied by a petition signed by at least 100 record holders representing in the aggregate at least 1% of the outstanding shares entitled to vote for directors. Such notice must be received by the clerk of the  Company  not  less  than 60 days or more than  90  days  prior  to
the  applicable  stockholder  meeting,  provided,  however,  that,   in
the event the date of the meeting is not publicly announced by the Company more than 70 days prior to the meeting, the notice
must  be  received  by  the  Company  not  later  than  the  close   of
business on the

                   PART II - OTHER INFORMATION
tenth  day  following  the  day  on  which  such  announcement  of  the date of the meeting is made. Any such notice must be written and contain certain specified information concerning the persons to be nominated and the stockholder submitting the nomination, all as set forth in the Company's Restated By-Laws. The presiding officer of the
meeting   may  refuse  to  acknowledge  any  director  nomination   not
made  in  compliance  with  such  advance  notice  requirements.    The
Company   has  not  yet  publicly  announced  the  date  of  the   1999
Annual  Meeting.   The  advance notice provisions of the  Company's
Restated By-Laws supersede the notice requirements contained in recent amendments to Rule 14a-14 under the Exchange Act.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


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



DATE:  September 15, 1998

                          EXHIBIT INDEX

             Pursuant to Item 601 of Regulation S-K





Exhibit                   Title


27   Financial Data Schedule