Form 10-Q
period 1998-10-31
FILENES BASEMENT CORP
filed 1998-12-15
CIK 875404

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1998

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

                           Yes  X    No_____





The number of shares of common stock outstanding as of November 30, 1998 was 20,936,834 shares.

                         FILENE'S BASEMENT CORP.
                            TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                              Page No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets as of                         3
     October 31, 1998, January 31, 1998
     and November 1, 1997


     Consolidated Statements of Operations                     4
     for the thirteen weeks ended
     October 31, 1998 and November 1, 1997


     Consolidated Statements of Operations                     5
     for the thirty-nine weeks ended
     October 31, 1998 and November 1, 1997


     Consolidated Statements of Cash Flows                     6
     for the thirty-nine weeks ended
     October 31, 1998 and November 1, 1997


     Notes to Consolidated Financial Statements                7



  Item 2 - Management's Discussion and Analysis of            10
     Financial Condition and Results of Operations




PART II - OTHER INFORMATION




  Item 6 - Exhibits and Reports on Form 8-K                   17

                          FILENE'S BASEMENT CORP.
                        CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)


                                     October 31,    January 31,    November 1,
                                        1998           1998           1997
                                     -----------    -----------   ------------
ASSETS                               (unaudited)                  (unaudited)
Current assets:
  Cash and cash equivalents           $     920      $     475      $     538
  Inventories                           128,281         93,021        118,100
  Other current assets                   14,461         11,162         13,998
                                      ---------      ---------      ---------
    Total current assets                143,662        104,658        132,636

Property, plant and equipment, net       54,804         48,341         55,134
Beneficial operating lease rights, net   12,512         13,497         13,826
Intangible assets, net and other          9,963          8,842          9,525
Assets held for sale                        -              -            7,962
                                      ---------      ---------      ---------
                                      $ 220,941      $ 175,338      $ 219,083
                                      =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                    $  48,718      $  42,698      $  46,000
  Accrued expenses                       27,278         26,455         31,133
  Short-term debt                        42,400          3,100         37,700
  Current portion of long-term debt       2,000          1,000          2,000
  Obligations under capital lease           445            414            400
                                      ---------      ---------      ---------
                                        120,841         73,667        117,233

Reserve for store closings                2,875          3,096          2,492
Deferred revenue                          1,707          1,832          1,874
Long-term debt                           10,500         11,500          1,500
Obligations under capital lease           2,439          2,777          2,884

Stockholders' equity:
  Common stock, $.01 par value, 70,000
    shares authorized, 21,012, 20,959
    and 20,926 shares issued                210            210            209
  Additional paid-in capital             87,063         86,933         86,830
  Retained earnings (deficit)            (4,678)        (4,661)         6,077
  Treasury stock, 75 shares                 (16)           (16)           (16)
                                      ---------      ---------      ---------
    Total stockholders' equity           82,579         82,466         93,100
                                      ---------      ---------      ---------
                                      $ 220,941      $ 175,338      $ 219,083
                                      =========      =========      =========





See Notes to Consolidated Financial Statements.

                          FILENE'S BASEMENT CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           Thirteen Weeks Ended
                                (Unaudited)
                 (in thousands, except per share amounts)




                                          October 31,            November 1,
                                             1998                   1997
                                          ----------             ----------
Net sales                                  $154,772               $152,471
Cost of sales, including buying,
  receiving and occupancy costs             116,905                114,342
                                           --------               --------
    Gross profit                             37,867                 38,129

Selling, general and administrative
  expenses                                   36,620                 32,684

Amortization of intangible assets and
  beneficial operating lease rights             367                    366
                                           --------               --------
    Operating income                            880                  5,079

Interest expense, net                         1,226                    832
                                           --------               --------
Income (loss) before income taxes              (346)                 4,247

Income tax provision (benefit) (Note 3)         (74)                 1,019
                                           --------               --------
Net income (loss)                          $   (272)              $  3,228
                                           ========               ========

Basic earnings (loss) per share (Note 4)   $  (0.01)              $   0.16
                                           ========               ========
Diluted earnings (loss) per share (Note 4) $  (0.01)              $   0.15
                                           ========               ========










See Notes to Consolidated Financial Statements.

                          FILENE'S BASEMENT CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          Thirty-nine Weeks Ended
                                (Unaudited)
                 (in thousands, except per share amounts)




                                          October 31,             November 1,
                                             1998                    1997
                                          ----------              ----------
Net sales                                  $413,815                $399,251
Cost of sales, including buying,
  receiving and occupancy costs             313,281                 302,458
                                           --------                --------
    Gross profit                            100,534                  96,793

Selling, general and administrative
  expenses                                   96,717                  87,135

Amortization of intangible assets and
  beneficial operating lease rights           1,100                   1,100
                                           --------                --------
    Operating income                          2,717                   8,558

Interest expense, net                         2,739                   2,008
                                           --------                --------
Income (loss) before income taxes               (22)                  6,550

Income tax provision (benefit) (Note 3)          (5)                  1,572
                                           --------                --------
Net income (loss)                          $    (17)               $  4,978
                                           ========                ========

Basic earnings per share (Note 4)          $   0.00                $   0.24
                                           ========                ========
Diluted earnings per share (Note 4)        $   0.00                $   0.23
                                           ========                ========

See Notes to Consolidated Financial Statements.

                          FILENE'S BASEMENT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Thirty-nine Weeks Ended
                                (Unaudited)
                              (in thousands)

                                           October 31,           November 1,
                                              1998                  1997
                                           ----------            ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                         $    (17)             $  4,978
  Adjustments to reconcile net income
 (loss) to net cash used in operations:
      Depreciation and amortization           10,308                 8,893
      Deferred income taxes                      -                  (1,094)
      Increase in inventories                (35,260)              (29,337)
      Increase in other current assets        (3,299)               (6,741)
      Increase in accounts payable             6,020                 1,111
      Increase (decrease) in accrued
        expenses and other liabilities           602                  (287)
      Other                                     (125)                 (125)
                                            --------              --------
    Net cash used in operating activities    (21,771)              (22,602)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                       (15,671)               (9,622)
  Sale of leasehold interests                    -                   2,106
  Other                                       (1,236)                 (299)
                                            --------              --------
    Net cash used in investing activities    (16,907)               (7,815)

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                  39,300                36,700
  Payments of capital lease obligation          (307)                 (344)
  Net payments of long-term debt                 -                  (6,500)
  Proceeds from common stock issuance            130                   637
                                            --------              --------
    Net cash provided by financing
     activities                               39,123                30,493
                                            --------              --------
Net increase in cash and cash equivalents        445                    76

Cash and cash equivalents:
  Beginning of period                            475                   462
                                            --------              --------
  End of period                             $    920              $    538
                                            ========              ========




See Notes to Consolidated Financial Statements.

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of the periods ended October 31, 1998 and November 1, 1997 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.


2.   DISTRIBUTION CENTER FIRE

During February 1998, the Company had a fire in its Auburn Distribution Center. The Company expects that its property and business interruption insurance will fully cover all losses incurred by the Company in connection with the fire. The results for the nine months ended October 31, 1998 include an inventory loss for the cost of merchandise destroyed and an offsetting gain from the Company's partial settlement of the property portion of its claim with the insurance carrier. Gains from the settlement of any business interruption claim will be recorded by the Company when finalized with its insurance carrier.


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

The  following  is  a  reconciliation of the  outstanding  shares  used  in calculating earnings per share for the thirteen week and thirty-nine week periods ended October 31, 1998 and November 1, 1997 (in thousands):

                                               Thirteen Weeks Ended
                                            October 31,      November 1,
                                               1998             1997
                                             ---------        ---------

Basic shares outstanding                       20,937           20,818

Options                                           -              1,358
                                              -------          -------
Dilutive shares outstanding                    20,937           22,176
                                              =======          =======

                                               Thirty-nine Weeks Ended
                                            October 31,       November 1,
                                               1998              1997
                                             ---------         ---------

Basic shares outstanding                       20,916            20,723

Options                                           -               1,244
                                              -------           -------
Dilutive shares outstanding                    20,916            21,967
                                              =======           =======


5.   NEW ACCOUNTING PRONOUNCMENTS

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997. The statement establishes standards for the way public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, will be included in the Company's annual report on Form 10-K for the fiscal year ending January 30, 1999.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5,

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   NEW ACCOUNTING PRONOUNCMENTS (Continued)

"Reporting on the Costs of Start-Up Activities", in April 1998. This statement establishes the accounting for costs of start-up activities and requires that all costs of start-up activities be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. The Company is presently evaluating the impact of this statement in light of the start-up costs capitalized in 1998 relating to the new retail format being tested in 1999. (See Outlook section of accompanying Management's Discussion and Analysis.) This statement will be adopted in the fourth quarter of 1998.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For  the  quarter  ended October 31, 1998 net sales  were  $154.8 million, up 1.5% from last year's third quarter sales of $152.5 million. Comparable store sales for the third quarter were down 5.0% versus last year. Net sales for the thirty-nine week period ended October 31, 1998 were up 3.6% versus last year, while comparable sales for the same period remained flat. The comparable store decrease in the third quarter was primarily due to declining sales of women's sportswear, offset in part by increased sales in the home goods category. Overall, sales in the third quarter were weak due to unseasonably warm weather. The increase in net sales for the thirteen and thirty-nine week periods ended October 31, 1998 was due to the opening of two new stores in the first quarter of 1998 and four additional stores in the third quarter of 1998. The total number of stores in operation on October 31, 1998 and November 1, 1997 were 51 and 45, respectively.

Cost of sales as a percentage of sales was 75.5% and 75.7% for the thirteen and thirty-nine week periods ended October 31, 1998 compared to 75.0% and 75.8% for the corresponding periods in the prior year. The increase in cost of sales in the third quarter of 1998 was primarily attributable to an increase in occupancy costs, as a percentage of sales, for the Company's new stores. In general, the Company has improved its purchase markup over the prior year, which has helped offset the increasing occupancy costs.

Selling, general and administrative expenses for the third quarter of 1998 were $36.6 million, or 23.7% of sales, compared to $32.7 million, or 21.4% of sales, for the same period last year. The increase in selling, general and administrative expenses, in absolute dollars, was primarily the result of opening new stores in the first and third quarters of 1998. The increase as a percentage of sales was primarily due to the decrease in comparable store sales. In addition, depreciation, equipment leasing, and system development costs increased as a percentage of sales primarily due to the Company's ongoing efforts to replace or repair systems affected by the Year 2000 problem. (See Financial Condition, Liquidity and Capital Resources.) Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 1998 were $96.7 million, or 23.4% of sales, compared to $87.1 million, or 21.8% of sales, in the prior year period. In addition to the reasons stated above, the Company incurred approximately $0.8 million of expenses in the first quarter of 1998 in connection with a fire that took place at its Auburn Distribution Center. The Company also received approximately $0.6 million of proceeds on notes receivable in excess of their book value during the first quarter of 1997, which was recorded as income.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

The Company expects that its property and business interruption insurance will fully cover all losses incurred by the Company in connection with the fire mentioned above. The results for the nine months ended October 31, 1998 include an inventory loss for the cost of merchandise destroyed and an equal and offsetting gain from the Company's partial settlement of the property portion of its claim with the insurance carrier. Gains from any settlement of the business interruption claim will be recorded by the Company when finalized with the insurance carrier.

Net interest expense for the quarter ended October 31, 1998 was $1.2 million compared to $0.8 million last year. Net interest expense for the thirty-nine weeks ended October 31, 1998 was $2.7 million compared to $2.0 million last year. The increase in net interest expense was due in part to higher average outstanding borrowings under the Company's Amended and Restated Revolving Credit and Term Loan Agreement. (See Financial Condition, Liquidity and Capital Resources.)

Net loss for the quarter ended October 31, 1998 was $0.3 million, or $0.01 per diluted share, on 20.9 million weighted average shares outstanding, compared to net income of $3.2 million, or $0.15 per diluted share, on 22.2 million weighted average shares outstanding for the quarter ended November 1, 1997. Net loss for the thirty-nine weeks ended October 31, 1998 was $17,000 compared to net income of $5.0 million, or $0.23 per diluted share, on
22.0 million weighted average shares outstanding for the thirty-nine weeks ended November 1, 1997.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On January 30, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Agreement"), as amended on September 14, 1998 and October 31, 1998, which replaced the Revolving Credit and Term Loan Agreement dated May 23, 1996, as amended June 28, 1996. The new facility expires on February 3, 2001 and includes a $65.0 million revolving credit facility and a $12.5 million term loan. Principal payments of the term loan are due in nine quarterly installments of $500,000, which commenced on November 2, 1998, with a final payment due at maturity.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)


During the nine months ended October 31, 1998, average borrowings under the Agreement were approximately $35.7 million at an average interest rate of 7.88%. During the same period last year, average borrowings were $27.1 million at an average interest rate of 7.97%. Excess credit availability at October 31, 1998 was approximately $14.7 million compared to approximately $17.1 million at November 1, 1997.

The Agreement contains financial covenants, which require cumulative minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum cash flow to fixed obligations ratio for specified periods during the term of the Agreement. As of October 31, 1998, the Company was in compliance with all covenants of the Agreement.

Net cash used in operating activities was $21.8 million for the thirty-nine weeks ended October 31, 1998 versus cash used of $22.6 million during the same period last year. The $0.8 million decrease in cash used by operations was primarily due a decrease in EDITDA from $17.5 million in 1997 to $13.0 million in 1998. This decrease was offset by decreases in the Company's accounts receivable in 1998.

Net cash used in investing activities during 1998 increased $9.1 million over the comparable period in 1997 primarily as a result of increased capital expenditures of $6.0 million for the new stores. In addition, in 1997, the Company received proceeds from the sale of leasehold interests totaling $2.1 million.

Net cash provided by financing activities during the nine months ended October 31, 1998 was $39.1 million as compared to $30.5 million in the same period of the prior year. The $8.6 million increase was due to long-term debt repayments of $6.5 million made in the prior year and increased short-term borrowings during 1998.

During the third quarter of 1998, the Company, as well as other regional, predominantly apparel, retailers, experienced a sharp decline in sales, due to, in large part, unseasonably warm weather. As a result, the Company's Amended and Restated Revolving Credit and Term Loan Agreement was amended to reduce its third quarter EBITDA covenant in order for the Company to remain in compliance with its covenants. Amendment or waiver of the covenants for the fourth quarter will also be required, which amendment or waiver the Company expects it will be able to obtain.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)



In addition, the warm weather has continued into the fourth quarter and has created a highly competitive retail environment. These factors could cause sales to continue at unseasonably low levels, a higher than expected level of markdowns to clear inventory and could materially adversely affect fourth quarter net income.

The Company is also negotiating with its lenders to increase the revolving credit facility to accommodate the opening of approximately ten new stores in 1999, nine of which are expected to be the new retail format discussed in the Outlook section. It is expected that the new facility will be in place by year-end with an increased borrowing base capacity and less restrictive covenants.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements, and funds available from its lenders will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements for fiscal 1999. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, thereby diminishing the level of available funds. During 1998, capital expenditures are expected to approximate $27 million.

The Company's business is seasonal, reflecting increased consumer demand in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches.

The Company's State of Readiness

The  Company  has completed a review of its computer  systems  to identify  the  systems that could be affected by  the  Year  2000 problem and has developed an implementation plan to resolve the

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

issue. As part of this plan, most non-compliant systems will be replaced with new systems that will provide certain competitive benefits as well as ensure Year 2000 compliance in time to minimize any disruptive effects on operations. The Company is currently in the process of modifying and testing these new systems. The Company is also in the process of inventorying and assessing potential problem areas in its non-information technology systems that use embedded technology, such as microprocessors. This evaluation is expected to be completed in the fourth quarter of 1998.

The replaced systems generally fall into three major categories: merchandise management systems, store operating systems and supporting network and sub-systems. The installation phase of the merchandise management systems has begun, with final testing and implementation expected to take place in the spring of 1999. The store operating systems, which primarily consist of point of sales systems, are in the initial assessment phase with a planned rollout of the new systems in the third quarter of 1999. Supporting network and other sub-systems implementation is scheduled over 1998 and 1999.

The Company will communicate with most of its key vendors and other business partners seeking their assurances they will be Year 2000 compliant. Based on responses, the Company will develop contingency plans for those areas which pose significant risk from the Year 2000 problem, however the Company could potentially experience disruptions to some aspects of its operation from non-compliant systems utilized by unrelated third party, governmental and business entities.


The Costs to Address the Year 2000 Issue

While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased or expensed, in new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, is currently estimated at approximately $31.0 million, of which $7.9 million had been incurred through October 31, 1998. The expense portion of the total project is estimated at $11.9 million of which $2.3 million and $3.2 million is expected to be incurred in 1998 and 1999, respectively. Through October 31, 1998, $1.5 million has been expensed. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

OUTLOOK

The Company plans to open nine stores during 1999 to test the feasibility of a new retail format to supplement the traditional Filene's Basement specialty stores. Principal elements will include larger stores operating during weekends only. Merchandise will be warehoused at these units, reducing the current lead time between vendor and point of sale, and providing greater volume of merchandise at the store. The new format will leverage the current Filene's Basement infrastructure, vendor relations and

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

OUTLOOK (Continued)

name recognition. The capital required to open stores of this kind will be significantly less than required for a traditional
Filene's Basement specialty store.

The objective of the program is to test the concept of increasing sales through such new stores, with a goal of reducing costs and improving operating margins. The Company intends to open additional specialty stores of the traditional format as well. Due to the factors discussed below, there is no guarantee that the Company will achieve these expectations.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 in April 1998. This statement establishes the accounting for costs of start-up activities and requires that all costs of start-up activities be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. The Company is presently evaluating the impact of this statement in light of the start-up costs capitalized in 1998 relating to the new retail format discussed above. This statement will be adopted in the fourth quarter of 1998.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions, (iii) the continued support of the Company's numerous providers of goods and services, (iv) the continued success of the Company's efforts to implement planned strategic initiatives, (v) unexpected store closings and the related higher markdowns associated with inventory liquidations and (vi) the unanticipated impact of the Year 2000 problem.

                     PART II - OTHER INFORMATION



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.40.1 First Amendment Agreement amending the Revolving Credit and Term Loan Agreement among the Company, Filene's Basement, Inc. and Filene's Basement Corp. (FBC) and BankBoston, N.A. Dated as of September 14, 1998. (filed herewith)

    10.40.2 Second Amendment Agreement amending the Revolving Credit and Term Loan Agreement among the Company, Filene's
              Basement, Inc. and Filene's Basement Corp. and
              BankBoston, N.A. Dated as of October 31, 1998. (filed herewith)

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




                                               FILENE'S BASEMENT CORP.

                                                /s/ Steven Siegel
                                                ---------------------
                                                Steven Siegel
                                                Executive Vice President
                                                & Chief Financial Officer



DATE:  December 15, 1998

                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K





Exhibit                   Title


10.40.1       First Amendment Agreement amending the Revolving Credit
             and Term Loan Agreement among the Company, Filene's Basement, Inc. and Filene's Basement Corp. (FBC) and BankBoston, N.A. Dated as of September 14, 1998. (filed herewith)

10.40.2       Second Amendment Agreement amending the Revolving Credit
             and Term Loan Agreement among the Company, Filene's
             Basement, Inc. and Filene's Basement Corp. and
             BankBoston, N.A. Dated as of October 31, 1998. (filed herewith)

27               Financial Data Schedule