Form 10-K405
period 1999-01-31
FILENES BASEMENT CORP
filed 1999-04-30
CIK 875404

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended January 30, 1999
                                      or
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to

                        Commission File Number 0-19149

                          FILENE'S BASEMENT CORP.
            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                04-3016733
      (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

           40 WALNUT ST, WELLESLEY, MA                  02481
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K. (  X   )

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 7, 1999 was $44,842,995.

The number of shares outstanding of the registrant's Common Stock, $.01 par value as of April 7, 1999 was 20,985,472 shares.
                    Documents Incorporated By Reference

Portions of the Annual Report to Stockholders for the year ended January 30, 1999, to be furnished to the Securities and Exchange Commission are
incorporated  by  reference  in  Part  II  hereof.   Portions   of   the
registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
                        FILENE'S BASEMENT CORP.

                      1998 FORM 10-K ANNUAL REPORT

                           Table of Contents

                                                               Page No.

     PART I
Item 1.       Business                                              3
Item 2.       Properties                                            7
Item 3.       Legal Proceedings                                     9
Item 4.       Submission of Matters to a Vote of Security Holders   9
     PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                  10
Item 6.       Selected Financial Data                              10
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation                   10
Item 8.       Financial Statements and Supplementary Data          11
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                  11
     PART III
Item 10       Directors and Executive Officers of the Registrant   11
Item 11       Executive Compensation                               11
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                           11
Item 13       Certain Relationships and Related Transactions       11
     PART IV
Item  14      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                  12

                                 PART I

ITEM 1.  BUSINESS

    Filene's Basement Corp. ("Filene's Basement", the "Basement", "FBC" or the "Company") operates through its wholly-owned subsidiary Filene's Basement, Inc., a chain of off-price specialty stores offering focused assortments of timely, fashionable, branded and private label merchandise at prices typically 20% to 60% below traditional department store prices. The Company operates 55 stores, primarily in the Northeast and Midwest regions of the United States. The Company's business is seasonal, reflecting increased consumer buying in the fall season. The second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit.

Filene's Basement Stores

    The Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price family apparel. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan. The Company believes that the Automatic Markdown Plan generates a sense of shopping urgency and creates customer excitement and loyalty. The Boston store generated over $1,538 in sales per square foot of selling space in Fiscal 1998.

    In addition to its downtown Boston store, Filene's Basement operates 50 branch stores in thirteen states and Washington DC with an average of approximately 24,600 square feet of selling space per store. Generally, the branch store's selling space is on a single level and uses a prototypical "racetrack" aisle layout for merchandise. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. The Company's branch stores that were open during the full year of Fiscal 1998 generated $437 in sales per square foot of selling space, a figure which management believes is higher than the average for the off-price industry.

    The branch stores averaged $10.3 million in sales volume per store in Fiscal 1998. Their merchandise mix is similar to that of the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required. The Company's branch stores accounted for approximately 83% of net sales in Fiscal 1998.


Expansion Strategy

    The Company's expansion strategy for traditional Basement stores historically has targeted three demographic areas: existing markets, where it can leverage advertising, purchasing, transportation, and other regional expenses; new multi-store metropolitan markets, where Filene's Basement believes it can successfully transport its positioning and strategy; and contiguous markets, to take advantage of regional management and real estate opportunities.

    A  significant  portion  of the Company's  growth  since  its inception has resulted from, and the major component of the Company's future growth is expected to result from, the addition of new stores. The Company currently plans to open ten stores during 1999, nine of which are intended to test the feasibility of a new retail format. This new format will supplement the traditional Filene's Basement specialty stores. The new concept stores have been named "Aisle 3". Four of the stores were opened in the first quarter of 1999. Principal elements include stores which are larger than traditional Basement stores, operating during weekends only. Ultimately, merchandise will be warehoused at these units, reducing the current lead time between vendor and point of sale, and providing greater volume of merchandise at the store. The new format will leverage the current Filene's Basement infrastructure and vendor relations. The capital required to open stores of this kind will be significantly less than would be required to open a traditional Filene's Basement specialty store. The Company believes that the new Aisle 3 concept will allow expansion into new geographic markets that would be difficult for traditional Basement stores.

   The Company opened six new stores in Fiscal 1998, five located in the existing markets and one store in Florida, a new geographic region for the Company. The Company currently expects to open approximately eight to ten stores each year, primarily under the Aisle 3 concept. The Company believes real estate opportunities exist in both new and existing markets that meet or exceed required hurdle rates and are available on favorable terms. The Company does not anticipate that it will need additional capital to fund the new store openings.

Merchandising

     Filene's Basement offers branded apparel, home goods, accessories and retail stocks purchased directly from major upscale retailers and high quality private label merchandise. The total merchandise assortment is typically priced at levels 20% to 60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying pre-season programmed merchandise, in-season overruns and end-of-season surpluses at advantageous prices and offering them for sale at lower markups than those at traditional department stores. The Company also keeps its cost of merchandise low because it does not require markdown or advertising allowances, or anticipation of returns from its vendors, all of which are typical in the department store industry.

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

    The branded offerings are complemented by "retail stocks" - apparel and accessories purchased directly from major upscale retailers. Retail stocks are priced at significant discounts to the original prices and allow Filene's Basement to share in the reputation and image of these upscale department and specialty stores.

Buying

    Because of the longstanding relationships it enjoys with its vendors, the Company receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. From time to time, the Company commits to the future purchase of branded merchandise from vendors at advantageous prices. These forward purchases allow for timely, fashionable assortments. Based on its past experience, the Company believes that the current supply of branded merchandise is adequate for the Company's needs. Although certain vendors are important to the Company's business because of the prestige of their names, the portfolio of vendors is broad, and new vendors continue to be added. No branded merchandise vendor accounts for more than 3.0% of the Company's total net sales, and the Company believes that its relationships with its vendors are excellent .

Advertising

    The Company's primary advertising strategy stresses the offering of nationally recognized branded merchandise at significant savings. The Company employs a multi-media approach (print, broadcast and direct mail) in all markets, but unlike most of its off-price competitors, relies primarily on newspaper advertising. Recently, the Company has placed additional emphasis on direct mail programs that, through its expanded customer databases, can reach the highest percentage of its targeted customers. Based on an analysis of over two years of customer transactional information, the Company has developed a customer segmentation and communication strategy to retain and grow sales from its core customers. This is expected to be accomplished through increased trips to the stores and cross shopping opportunities. The Company promotes a series of special events throughout the year to generate traffic and to maintain a sense of shopping excitement.

Competition

   Management believes that the Company occupies a market segment between traditional department stores and typical off-price apparel chains. In this segment, the merchandise mix consists of quality products typical of those found in department stores and manufacturer-owned outlet stores, but at prices competitive with those of other off-price chains. The Company nevertheless faces intense competition for customers and for access to quality merchandise from other off-price apparel chains, manufacturer-owned outlet stores and traditional department stores. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The national apparel market is highly fragmented and competitive and the off-price business may become even more competitive in the future. The Company also faces intense competition from major retailers for employees and suitable store locations.

   The Company believes that the principal competitive factors in the retail apparel industry are merchandise assortment, effective merchandise presentation, quality of merchandise, store location, relationships with vendors, price, costs of operations and customer service. Filene's Basement believes it is well-positioned to favorably compete on the basis of each of these factors.

Employees

    During Fiscal 1998, an average of approximately 2,920 full-time equivalent employees were part of Filene's Basement's work force, including approximately 2,030 full-time employees and an additional 1,660 part-time employees. Considerable seasonality in the retail apparel industry is associated with employment levels.

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

Trademarks

    As a result of its acquisition of the Filene's department store chain from Federated Department Stores, Inc. ("Federated") in April 1988, May Department Stores Company ("May") became the owner of certain Filene's Basement and Filene's Basement of
Bostonr trademark and service mark registrations and certain trade names previously owned by Federated and used by its Filene's Basement division. May granted Federated an exclusive, perpetual, world-wide, royalty-free license to use the trade names and registered marks, including the right to file registrations in additional jurisdictions in May's name. In connection with the acquisition of the Filene's Basement division of Federated by the Company, Federated assigned the rights under this license to the Company. The Company's exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state offices. In addition, the Company owns certain other federally registered trademarks that the Company believes are not a critical element of its merchandising strategy.

Technology

    The Company relies extensively on computerized information systems in its stores, distribution center and corporate offices. During Fiscal 1997, the Company installed hand-held data terminals in all branch stores to process price changes and ticketing in a more timely manner and with greater accuracy, while reducing operating costs. Additionally, in conjunction with the Year 2000 problem (see below), the Company has or will be upgrading its merchandising, point of sale, communication and reporting systems. The Company expects the new point of sale registers to increase the speed of its current registers and to allow price look up, a feature not currently available. During the first quarter of Fiscal 1999, the Company upgraded its merchandising systems. The Company believes this new system provides a better integrated system for purchase order management, merchandise planning and allocation, distribution to the stores, and inventory control through the open-to-buy reporting.

Year 2000

      The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches.

The Company's State of Readiness

     The Company has completed a review of its computer systems to identify the systems that could be affected by the Year 2000 problem and has developed an implementation plan to resolve the issue. As part of this plan, most non-compliant systems will be replaced with new systems that will provide certain competitive benefits as well as ensure Year 2000 compliance in time to minimize any disruptive effects on operations. The Company is currently in the process of modifying, testing and implementing these new systems. The Company is also in the process of inventorying and assessing potential problem areas in its non-information technology systems that use embedded technology, such as microprocessors.

     The replaced systems generally fall into three major categories: merchandise management systems, store operating systems and supporting network and sub-systems. The installation of the merchandise management systems has been completed. The store operating systems, which primarily consist of point of sales systems, are in the final testing phase with a planned rollout of the new systems starting in the second quarter of Fiscal 1999 and an expected completion date in the third quarter of Fiscal 1999. Supporting network and other sub-systems implementation is scheduled to be completed in Fiscal 1999.

     The Company has communicated with its key vendors and other business partners seeking their assurances that they will be Year 2000 compliant. Based on responses, the Company will be reaffirming the status of key vendors' Year 2000 compliance activities during the second quarter of Fiscal 1999. The Company will be addressing those areas which could potentially cause disruptions to some aspects of its operation from non-compliant systems utilized by third parties and governmental and business entities.

The Costs to Address the Year 2000 Problem

     While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased or expensed, in new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, is currently estimated at approximately $31.0 million, of which $13.4 million had been incurred through January 30, 1999. The expense portion of the total project is estimated at $11.9 million of which $2.2 million was incurred in Fiscal 1998 and $3.2 million is expected to be incurred in Fiscal 1999. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

Risk Analysis

     Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could, among other problems, impair the Company's ability to timely deliver product to stores, resulting in potential lost sales opportunities and additional expenses. The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its systems and purchased hardware and software to ensure, to the extent feasible, all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 problem poses to its significant business partners based upon information obtained through its surveys and interviews. That refinement will continue throughout Fiscal 1999.

Contingency Plans

     Following its risk analysis, the Company is developing appropriate measures to attempt to minimize disruption to the
Company's operations in the event of a Year 2000 failure. The level of planning required will be determined based on the risks ascertained through the Company's investigative efforts. The Company anticipates contingency planning across the enterprise will be completed by the summer of Fiscal 1999.

    Because of the Company's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes it will complete its preparation on a timely basis and effectively minimize disruption to the Company's operations. The Company can not provide any assurance that it will succeed in this respect.

Certain Factors That May Affect Future Results

    This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including references to future growth, improved margins and new store openings. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions, (iii) the continued support of the Company's numerous vendors and third party factors in the form of short-term trade credit through extended payment terms and letters of credit (iv), a decrease in the Company's available funds under its existing credit facility due to the impairment or ineligibility of a significant portion of its borrowing base (v), the continued success of the Company's efforts to implement planned strategic initiatives, (vi) unexpected store closings and the related higher markdowns associated with inventory liquidations, (vii) any unanticipated impact of the Year 2000 problem and (viii) the extent to which the Aisle 3 concept is successful.


ITEM 2. PROPERTIES

Downtown Boston Store

    The downtown Boston Filene's Basement store is located in the basement of the flagship store of the Filene's department store chain on Washington Street in the "Downtown Crossing" shopping district. The building is occupied by Filene's pursuant to a lease (the "Lease") which has been extended through 2009 (with extension rights until 2024). As of April 1988, when Filene's was sold by Federated to May, the Lease was assigned by Federated to May and the space occupied by the Company's downtown Boston store was subleased (the "Sublease") from May. The Company subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The Sublease terminates in 2009 with rights on behalf of the Company to extend until 2024. Extension of the Sublease in 2009 is subject to the extension of the Lease in 2009. Pursuant to the Sublease, the Company has been delegated authority by May to extend the Lease on May's behalf without further action by May. Any development with respect to the Company's downtown Boston store that had the effect of interfering with the Company's right to occupy those premises would have a material adverse effect on the Company's business. In Fiscal 1998, the downtown Boston store represented approximately 17% of the Company's net sales.

Branch Stores

    The table below shows the location and opening dates of each of the Company's 50 traditional Basement and four Aisle 3 branch stores in existence as of April 15, 1999.

Store Location      Opening Date   Store Location         Opening Date

Saugus, MA          May 1978       Mall of America, MN    August 1992
Framingham, MA      October 1978   St. Davids, PA         September 1992
Burlington, MA      October 1981   North  Shore, MA       November 1992
Manchester, NH      October 1981   Watertown, MA          March 1993
Manhasset, NY       August 1982    Jersey City, NJ        April 1993
Huntington, NY      August 1982    Washington, DC         October 1993
Fresh Meadows, NY   May 1983       Washington, DC         October 1993
Corbin's Corner, CT October 1983   Philadelphia,  PA      November 1993
Dedham, MA          October 1983   New York, NY           November 1993
Braintree, MA       November 1984  Manchester, CT         March 1994
Warwick, RI         November 1985  Moorestown, NJ         September 1994
Scarsdale, NY       November 1985  Falls  Church,  VA     October 1994
Willow Grove, PA    August 1986    Worcester, MA          October 1994
Holyoke, MA         November 1986  Chicago, IL            March 1995
Paramus, NJ(RT. 17) November 1986  New York, NY           April 1995
Franklin Mills, PA  August 1989    Oak Brook, IL          March 1997
Portland, ME        August 1989    Skokie, IL             April 1997
Plymouth, MA        November 1989  Rockville, MD          March 1998
Carle Place, NY     April 1990     Devon, PA              April 1998
Orange, CT          April 1990     Stamford, CT           August 1998
Attleboro, MA       October 1990   Chicago, IL            August 1998
Hyannis, MA         October 1990   Washington, DC         September 1998
Newton, MA          October 1990   Sunrise, FL            October 1998
Nashua NH           March 1991     Spring Valley, NY(+)   March 1999
Salem, NH           August 1991    Totowa, NJ(+)          March 1999
Chicago, IL         October 1991   Union, NJ(+)           March 1999
Taunton, MA         March 1992     Towson, MD(+)          April 1999

(+) Denotes Aisle 3 store

   All of the branch stores have remaining lease terms ranging from one to twenty-four years with renewal options, in most cases, at higher fixed rates. Most of the leases provide for rent payments as a percentage of sales over certain sales levels.

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

   During Fiscal 1996, after an assessment of its current needs, the Company announced the closing of its Company-owned Somerville, Massachusetts distribution center. The Company sold the property in November 1997 for approximately $7.6 million and agreed to a lease back from the buyer of approximately 71,500 square feet for use as general storage space.


Headquarters Building

   Filene's Basement leases its corporate offices in Wellesley, Massachusetts, where it occupies space in two office buildings
(approximately 32,000 square feet). The Company has extended the lease through 2001.

Capital Expenditures

    The   following   table  summarizes  the  Company's   capital
expenditures for the last five fiscal years:




                                           Fiscal Year Ended
                                            (in thousands)


                                   Jan 30,  Jan 31,   Feb 1,  Feb 3,  Jan 28,
                                     1999    1998      1997    1996    1995

New Stores                        $ 8,999  $ 2,623   $    0  $ 2,426 $ 4,204
Existing Stores                       602    3,653    2,416    2,230   2,259
Distribution, data processing,
  central office and other         14,839    6,263    5,196    7,323   9,177
Total                             $24,440  $12,539   $7,612  $11,979 $15,640



    During Fiscal 1998, the Company opened six new stores and expanded and remodeled one existing store. Additionally, the Company continued to upgrade its management information systems.
See the section entitled "Year 2000".

ITEM 3.   Legal Proceedings

    The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1998.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name                       Age     Present Position


Samuel J. Gerson            57    Chairman, Chief Executive Officer and
                                   Director

W.  Jay  Carothers          47    President, Chief Operating Officer and
                                   Director

Steven R. Siegel            54    Executive Vice President, Chief Financial
                                   Officer, Treasurer and Clerk


    Samuel J. Gerson became Chairman, Chief Executive Officer and a director in 1988, having served as Chairman and Chief Executive Officer of the Filene's Basement division of Federated Stores, Inc., from January 1984 until the acquisition of that division by the Company in 1988. Mr. Gerson is a director of ASAHI America, Inc., Bon Ton Stores, Inc. and Allmerica Financial Corporation as well as a trustee associate of Boston College.

   W. Jay Carothers became Chief Operating Officer, President and a director of the Company in June 1997. From 1994 until he joined the Company in 1997, Mr. Carothers had served as President of Federated Merchandising Group. From 1992 to 1994, he was Vice Chairman of Macy's Corporate Product Development and World Wide Sourcing. Prior to that, he served as Vice President, Operations of the Izod LaCoste Gant Eagle Division of Crystal Brands and as a director and Chief Financial Officer - International, of Mast Industries - Far East Division. Mr. Carothers is a member of the International Advisory Board of Auburn University and is a director of the Metropolitan New York USO.

    Steven R. Siegel became Executive Vice President and Chief Financial Officer in December 1994 and Treasurer in 1995. He joined the Company in July 1994 as Executive Vice President Administration and General Counsel. From 1989 to 1994, he was a partner with the law firm of Wayne, Lazares & Chappell and from 1990 to 1994, president of Watermark Donut Company.

     Officers  serve  until  their  successors  are  chosen   and
qualified.

                                PART II

ITEM  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters

    The information required by this Item is incorporated by reference to the Company's 1998 Annual Report to Stockholders.
See the section entitled "Price Range of Common Stock."

ITEM 6.  Selected Financial Data

    The information required by this Item is incorporated by reference to the Company's 1998 Annual Report to Stockholders.
See the section  entitled "Financial Highlights."


ITEM   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operation

    The information required by this Item is incorporated by reference to the Company's 1998 Annual Report to Stockholders.
See the section of the same name.


ITEM 8. Financial Statements and Supplementary Data

    The Company's Consolidated Financial Statements filed as a part of this Annual Report on Form 10-K are indexed herein under
Item  14  (a)  (1)  and  are incorporated  by  reference  to  the
Company's 1998 Annual Report to Stockholders. See also the consolidated Financial Statement Schedules indexed herein under
Item 14 (a) (2).

ITEM  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

   None.

                                PART III

ITEM 10. Directors and Executive Officers of the Registrant

    The information required by this Item relating to the executive officers of the Company is included in Part I of this Form 10-K. The information relating to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. See the section entitled "ELECTION OF DIRECTORS."

ITEM 11.  Executive Compensation

    The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. See the section entitled "EXECUTIVE COMPENSATION." The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

ITEM  12.   Security Ownership of Certain Beneficial  Owners  and
Management

    The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. See the section entitled "BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, EXECUTIVE OFFICERS AND DIRECTORS."

ITEM 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. See the section entitled "EXECUTIVE COMPENSATION" - "Employment Agreements" with respect to certain indebtedness of management to the Company. The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports  On
Form 8-K

(a) The following documents are filed as part of this report:

1.  Financial Statements

    The following financial statements are incorporated herein by reference from the Company's 1998 Annual Report to Stockholders.

                                                               Page in 1998
                                                             Annual Report to
                                                                Stockholders

    Report of Independent Accountant                                 22

    Consolidated Statements of Operations for the fiscal years
    ended January 30, 1999, January 31, 1998 and February 1, 1997     8

    Consolidated Balance Sheets as of January 30, 1999
    and January 31, 1998                                              9

    Consolidated Statements of Changes in Stockholders' Equity
    for the fiscal years ended January 30, 1999,
    January 31, 1998 and February 1, 1997                            10

    Consolidated Statements of Cash Flows for the fiscal years
    ended January 30, 1999, January 31, 1998 and February 1, 1997    11

    Notes to Consolidated Financial Statements                       12


2.  Financial Statement Schedules

    Report of Independent Public Accountants on Schedules
    To Filene's Basement:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Filene's Basement included in this Form 10-K and have issued our report thereon dated March 16, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

    /s/ Arthur Andersen LLP
    Boston, Massachusetts
    March 16, 1999

    Schedule II - Valuation and Qualifying Accounts for the years ended January 30, 1999, January 31, 1998 and February 1,
     1997 (in thousands):

Description                  Balance at                     Balance at
                             beginning            Charges/     end
                              of year  Provision write-offs  of year
                       ----------------------------------------------------
Reserve for store closings
Year ended February 1, 1997   $11,502   $ 750     $6,987     $5,265
Year ended January 31, 1998   $ 5,265     ---      2,728     $2,537
Year ended January 30, 1999   $ 2,537     ---        208     $2,329

   All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

3.   Exhibits

    Unless otherwise indicated, each of the Exhibits is incorporated herein by reference to Filene's Basement, Inc. Registration Statement on Form S-1 No. 33-29010 filed with the Securities and Exchange Commission under the Securities Act of 1933.

Exhibit No.  Description


3.1          Restated Articles of Organization (incorporated
             herein by reference to the Company's ("FBC's")
             Registration Statement on Form S-1 (No. 33-39901))
3.2          Amended and restated by-laws (incorporated herein
             by reference to FBC's Registration Statement on Form
             S-1 (No. 33-39901))
4.8          Specimen Common Stock Certificate (incorporated
             herein by reference to FBC's Registration Statement on
             Form S-1 (No. 33-39901))
4.9          Form of Rights Agreement, dated as of February 19, 1999,
             between Filene's Basement Corp. and the State Street
             Bank and Trust Company which includes as Exhibit A the
             Certificate of Vote of Directors Establishing a Class or
             Series of Stock, as Exhibit B the Form of Rights Certificate
             and as Exhibit C the Summary of Rights to Purchase Preferred
             Stock (incorporated herein by reference to FBC's Current
             Report on Form 8-K for February 12, 1999)
10.2         Sublease dated April 30, 1988 relating to downtown Boston
             Filene's Basement location
10.3         Lease dated April 13, 1987 relating to the Auburn distribution center
10.4         Lease dated December 21, 1983 relating to the Wellesley
             central offices
10.5         Filene's Basement License Agreement between Federated and May
10.6         Assignment of Trademarks and Service Marks from Federated
             to May
10.7         1988 Stock Option Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the
             period ended November 2, 1996)
10.8         Filene's Basement, Inc. Pension Plan
10.8.1       Filene's Basement, Inc. Supplementary Executive Retirement Plan
10.8.2       Form of Amendment to Filene's Basement, Inc. Supplementary
             Executive Retirement Plan (incorporated herein by reference to
             FBC's Registration Statement on Form S-1 (No. 33-39901))
10.8.3       Filene's Basement, Inc. Supplemental Executive Retirement Plan,
             Amendment No. 3 (incorporated herein by reference to FBC's
             Annual Report on Form 10-K for the fiscal year ended
             February 1, 1997)
10.9         Filene's Basement, Inc. Thrift Incentive Plan
10.9.1       Form of Amendment to Filene's Basement, Inc. Thrift Incentive
             Plan (incorporated herein by reference to the Registrant's
             Registration Statement on Form S-1 (No. 33-39901))
10.10        Agreement between United Food and Commercial Workers' Union
             Local No. 1445 and Filene's  Basement, Inc. dated
             February 1, 1998 (incorporated herein by reference to FBC's
             Annual Report on Form 10-K for the fiscal year ended
             January 31, 1998)
10.17        1990 Equity Incentive Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)
10.18        1990 Employee Stock Purchase Plan, as amended (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended November 2, 1996)
10.20        Form of Change-In-Control Agreement between Registrant and
             Samuel J. Gerson (incorporated herein by reference to the
             FBC's Registration Statement on Form S-1 (No. 33-39901))*
10.20.1      Amendment to Change-in-Control Agreement between Registrant and Samuel J. Gerson (incorporated herein by reference to
             FBC's Annual Report on Form 10-K for the fiscal year ended
             January 29, 1994)*
10.21        Form of Change-In-Control Agreement between Registrant and
             Mone Anathan, III (incorporated herein by reference to FBC's
             Registration Statement on Form S-1 (No. 33-39901))*
10.21.1      Amendment to Change-in-Control Agreement between Registrant and Mone Anathan, III (incorporated herein by reference to
             FBC's Annual Report on Form 10-K for the fiscal year ended
             January 29, 1994)*
10.23        1993 Stock Option Plan for Non-Employee Directors, as amended
            (incorporated herein by reference to FBC's quarterly  report on
             Form 10-Q for the period ended November 2, 1996)
10.24        Employment Agreement among the Registrant, Filene's Basement,
             Inc. and Samuel J. Gerson (incorporated herein by reference to FBC's Annual Report on Form 10-K for the fiscal year ended
             January 30, 1993)*
10.25        Employment Agreement among the Registrant, Filene's Basement,
             Inc. and Mone Anathan, III (incorporated herein by reference to FBC's Annual Report on Form 10-K for the fiscal year ended
             January 30, 1993)*
10.25.1      Amendment to Employment Agreement dated August 22, 1997 between
             Filene's Basement Inc. and Mone  Anathan, III (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended August 2, 1997)
10.26        Credit Card Program Agreement between Monogram Credit Card Bank of Georgia and Filene's Basement, Inc. dated July 20, 1995.
            (incorporated herein by reference to FBC's annual report on Form
             10-K for the fiscal year ended January 31, 1998)
10.27        First Amendment to the Credit Card Program Agreement between
             Monogram Credit Card Bank of Georgia and Filene's Basement, Inc.
             dated  October  6,  1995. (incorporated  herein  by  reference to FBC's annual report on Form 10-K for the fiscal year ended
             January 31, 1998)
10.28        Second Amendment to the Credit Card Program Agreement between
             Monogram Credit Card Bank of Georgia and Filene's Basement, Inc.
             dated June 7, 1996. (incorporated herein by reference to FBC's annual report on Form 10-K for the fiscal year ended January 31,
             1998)
10.37        Employment Agreement dated July 11, 1994 between Filene's
             Basement, Inc. and Steven Siegel (incorporated herein by
             reference to FBC's Annual Report on Form 10-K for the fiscal year ended January 28, 1995)*
10.37.1      First Amendment to Employment Agreement dated January 15, 1996 between Filene's Basement, Inc. and Steven R. Siegel
            (incorporated herein by reference to FBC's Annual Report on Form
             10-K for the period ended February 3, 1996)*
10.37.2      Second Amendment to Employment Agreement dated April 1, 1998 between Filene's Basement, Inc. and Steven R. Siegel
            (incorporated herein by reference to FBC's  annual report on Form
             10-K for the fiscal year ended January 31, 1998)*
10.37.3      Third Amendment to Employment Agreement dated January  27, 1999 between Filene's Basement, Inc. and Steven R. Siegel (filed herewith)*
10.38        Employment agreement dated June 2, 1997 between Filene's
             Basement, Inc. and W. Jay Carothers (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended August 2, 1997)*
10.38.1      First Amendment to Employment Agreement dated March 17, 1998 between Filene's Basement, Inc. and W. Jay Carothers
            (incorporated herein by reference to FBC's annual report on Form
             10-K for the fiscal year ended January 31, 1998)*
10.38.2      Second Amendment to Employment Agreement dated January 28, 1999 between Filene's Basement, Inc. and W. Jay Carothers (filed herewith)*
10.40        Amended and Restated Revolving Credit and Term Loan Agreement
             dated as of January 30, 1998 among the Company, Filene's
             Basement, Inc. and Filene's Basement Corp. and BankBoston, N.A.
            (incorporated herein by reference to FBC's annual report on Form
             10-K for the fiscal year ended January 31, 1998)
10.40.1      First Amendment Agreement amending the Amended and Restated
             Revolving Credit and Term Loan Agreement among the Company,
             Filene's  Basement, Inc. and Filene's Basement Corp. and the
             BankBoston, N.A. dated as of September 14, 1998 (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended October 31, 1998)
10.40.2      Second Amendment Agreement amending the Amending and Restated
             Revolving Credit and Term Loan Agreement among the Company,
             Filene's Basement, Inc. and Filene's Basement Corp. and the
             BankBoston, N.A. dated as of October 31, 1998 (incorporated herein by reference to FBC's quarterly report on Form 10-Q for the period ended October 31, 1998)
10.41        Form of Executive Severance Plan Trust Agreement between FBC and each of Samuel Gerson, Mone Anathan III and Steven Siegel
            (incorporated herein by reference to FBC's annual report on Form
             10-K for the fiscal year ended January 31, 1998)*
10.42        Form of Executive Severance Plan between FBC and each of Samuel
             Gerson, Mone Anathan III and Steven Siegel (incorporated herein by reference to FBC's annual report on Form 10-K for the fiscal year ended January 31, 1998) *
10.43        Form of Executive Split Dollar Life Insurance Agreement between
             FBC and each of Samuel Gerson, Mone Anathan III and Steven Siegel
            (incorporated herein by reference to FBC's annual report on Form
             10-K for the fiscal year ended January 31, 1998) *
10.44        Form of Collateral Assignment and Acceptance of Split Dollar
             Policy between FBC and each of Samuel Gerson, Mone Anathan III and Steven Siegel (incorporated herein by reference to FBC's annual report on Form 10-K for the fiscal year ended January
             31, 1998) *
10.45        Form of Assignment and Acceptance of Split Dollar Life Insurance
             Policy and Agreement between FBC and each of Samuel Gerson, Mone
             Anathan III and Steven Siegel (incorporated herein by reference to FBC's annual report on Form 10-K for the fiscal year ended
             January 31, 1998)*
10.46        Second Amended and Restated Revolving Credit and Term Loan
             Agreement dated as of January 22, 1999 among the Company,
             Filene's  Basement, Inc. and Filene's Basement Corp. and
             BankBoston, N.A. (filed herewith)
10.47        Retention Agreement between Filene's Basement Inc. and Samuel  J.
             Gerson, dated January 28, 1999 (filed herewith)*
10.48        Retention Agreement between Filene's Basement Inc. and William J.
             Carothers, dated January 27, 1999 (filed herewith)*
10.49        Retention Agreement between Filene's Basement Inc. and Steven  R.
             Siegel, dated January 27, 1999 (filed herewith)*
10.50        1998 Stock Incentive Plan (filed herewith)
10.51        Demand Promissory Note from W. Jay Carothers to Filene's
             Basement, Inc., dated July 15, 1998 (filed herewith)*
13           The Company's 1998 Annual Report to Stockholders (not deemed to be filed as part of this report except as to those parts thereof specifically incorporated herein by reference)
21           Subsidiaries of the Company (filed herewith)
23           Consent of Arthur Andersen LLP(filed herewith)
27           Financial Data Schedule (filed herewith)


*  Management contract or compensatory plan or arrangement.


(b) The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1998.



                            FILENE'S BASEMENT CORP.
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Filene's Basement Corp.
                                              By: /s/ Samuel J. Gerson
                                                  --------------------
                                                  Samuel J. Gerson
                                                  Chairman of the Board
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)
                                                  and Director

                                              Date: April 30, 1999


                                FILENE'S BASEMENT CORP.
                                      SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, this report has been signed below on May 1, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Samuel J. Gerson                        /s/ W. Jay Carothers
--------------------                        --------------------
Samuel J. Gerson                            W. Jay Carothers
Chairman of the Board                       President, Chief Operating Officer
Chief Executive Officer                     and Director
(Principal Executive Officer)
and Director


                                            /s/ Steven Siegel
---------------------                       -----------------
Mone Anathan, III                           Steven Siegel
Director                                    Cheif Financial Officer, Treasurer
                                            and Clerk (Principal Financial
                                            and Accounting Officer)


                                            /s/ John Eyler
-----------------------                     --------------
Robert P. Henderson                         John Eyler
Director                                    Director


/s/ Paul D. Paganucci                       /s/ Harold Leppo
---------------------                       ----------------
Paul D. Paganucci                           Harold Leppo
Director                                    Director


/s/ Dorsey R. Gardner
---------------------
Dorsey R. Gardner
Director