Form 10-Q
period 1999-05-01
FILENES BASEMENT CORP
filed 1999-06-15
CIK 875404

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 1, 1999

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

                        Yes  X    No_____





The number of shares of common stock outstanding as of May 29, 1999 was 21,075,052 shares.

                         FILENE'S BASEMENT CORP.
                            TABLE OF CONTENTS





PART  I - FINANCIAL INFORMATION                              Page
No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets as of                         3
     May 1, 1999, January 30, 1999
     and May 2, 1998


     Consolidated Statements of Operations                     4
     for the thirteen weeks ended
     May 1, 1999 and May 2, 1998


     Consolidated Statements of Cash Flows                     5
     for the thirteen weeks ended
     May 1, 1999 and May 2, 1998


     Notes to Consolidated Financial Statements                6



  Item 2 - Management's Discussion and Analysis of             8
     Financial Condition and Results of Operations




PART II - OTHER INFORMATION


  Item 6 - Exhibits and Reports on Form 8-K                   13

                     FILENE'S BASEMENT CORP.
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)


                                         May 1,      January 30,     May 2,
                                          1999          1999          1998
                                       ----------    ------------   --------
  ASSETS                              (unaudited)                 (unaudited)
Current assets:
  Cash and cash equivalents            $    852       $    830      $    392
  Inventories                           121,494        105,773       105,488
  Other current assets                   13,866         11,529        15,044
                                        -------        -------       -------
     Total  current assets              136,212        118,132       120,924

Property, plant and equipment, net       63,526         61,279        49,841
Beneficial operating lease rights, net   11,854         12,183        13,169
Intangible  assets, net and other        11,754         11,107         8,979
                                        -------        -------       -------
                                       $223,346       $202,701      $192,913
                                        =======        =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 59,599       $ 56,090      $ 46,605
  Accrued expenses                       27,412         27,539        27,243
  Short-term debt                        62,470         38,561        16,900
  Current portion of long-term debt         -              -           1,500
  Obligations under capital leases          573            553           424
                                        -------        -------       -------
    Total current liabilities           150,054        122,743        92,672

Reserve for store closings                2,796          2,857         3,025
Deferred revenue                          1,623          1,665         1,790
Long-term debt                              -              -          11,000
Obligations under capital leases          2,525          2,648         2,667

Stockholders' equity:
  Common stock, $.01 par value,
    70,000,000 shares authorized,
    21,062,296, 21,047,244 and
    20,968,838 shares issued                211            211           210
  Additional paid-in capital             87,144         87,141        86,967
  Accumulated deficit                   (20,602)       (14,159)       (5,402)
  Accumulated other comprehensive income   (389)          (389)          -
  Treasury stock, 75,000 shares             (16)           (16)          (16)
                                        -------        -------       -------
    Total stockholders' equity           66,348         72,788        81,759
                                        -------        -------       -------
                                       $223,346       $202,701      $192,913
                                        =======        =======       =======


See Notes to Consolidated Financial Statements.

                     FILENE'S BASEMENT CORP.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      Thirteen Weeks Ended
                           (Unaudited)
            (in thousands, except per share amounts)




                                           May 1,           May 2,
                                            1999             1998
                                         ----------       ----------
Net sales                                 $136,823         $127,647
Cost of sales, including buying,
  receiving and occupancy costs            105,888           97,172
                                           -------          -------
    Gross profit                            30,935           30,475

Selling, general and administrative
  expenses                                  35,786           30,414

Amortization of intangible assets and
  beneficial operating lease rights            367              367
                                           -------          -------
    Operating loss                          (5,218)            (306)

Interest expense, net                        1,225              644
                                           -------          -------
Loss before income taxes                    (6,443)            (950)

Income tax benefit (Note 2)                    -               (209)
                                           -------          -------
Net loss                                  $ (6,443)         $  (741)
                                           =======          =======




Basic and diluted loss per share (Note 4) $  (0.31)         $ (0.04)
                                          ========          =======

Weighted average shares outstanding:
Basic and diluted                           20,979           20,894
                                          ========          =======




See Notes to Consolidated Financial Statements.

                     FILENE'S BASEMENT CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Thirteen Weeks Ended
                           (Unaudited)
                     (dollars in thousands)

                                             May 1,        May 2,
                                              1999          1998
                                           ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                  $ (6,443)     $   (741)
  Adjustments to reconcile net loss
    to net cash used in operations:
      Depreciation and amortization            3,506         3,257
      Increase in inventories                (15,721)      (12,467)
      Increase in other current assets        (2,337)       (3,882)
      Increase in accounts payable             3,509         3,907
      Increase (decrease) in accrued expenses
        and other liabilities                   (188)          717
      Other                                      (42)          (42)
                                            --------      --------
    Net cash used in operating activities    (17,716)       (9,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (5,386)       (4,391)
  Other                                         (685)         (175)
                                             -------       -------
    Net cash used in investing activities     (6,071)       (4,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings,net                   23,909        13,800
  Payments of capital lease obligation          (103)         (100)
  Proceeds from common stock issuance              3            34
                                             -------       -------
    Net cash provided by financing
      activities                              23,809        13,734
                                             -------       -------
Net increase (decrease) in cash
  and cash equivalents                            22           (83)

Cash and cash equivalents:
  Beginning of period                            830           475
                                             -------       -------
  End of period                             $    852      $    392
                                             =======       =======


See Notes to Consolidated Financial Statements.

                     FILENE'S BASEMENT CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The results of the periods ended May 1, 1999 and May 2, 1998 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.


2.   INCOME TAXES

The Fiscal 1999 income tax benefit was reduced to zero by an increase in the valuation allowance necessary to bring the deferred tax asset to a level, that would more likely than not, be realized.


3.   DISTRIBUTION CENTER FIRE

During the 13 weeks ended May 1, 1999, the Company recorded a gain of $1.7 million from the final settlement of a business interruption claim with its insurance carrier relating to a fire in its Auburn Distribution Center in February of 1998.


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

                     FILENE'S BASEMENT CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE (Continued)

The following is a reconciliation of the outstanding shares used in calculating loss per share for the quarters ended May 1, 1999 and May 2, 1998 (in thousands):

                                             May 1,        May 2,
                                              1999          1998
                                            -------       -------

Basic shares outstanding                     20,979        20,894

Options                                         -             -
                                            -------       -------
Dilutive shares outstanding                  20,979        20,894
                                            =======       =======

Options for the quarters ended May 1, 1999 and May 2, 1998 to purchase shares of 2,958,449 and 2,864,958, respectively, are not included in the computation of diluted earnings per share because to do so would have been antidilutive for that period.


5.   NEW ACCOUNTING PRONOUNCEMENTS

In fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker or decision making group, in deciding how to allocate its resources and in assessing performance. Based on the standards applied in SFAS No. 131, the Company had only one reportable segment in Fiscal 1999 and 1998.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For the quarter ended May 1, 1999 net sales were $136.8 million, up 7.2% from last year's first quarter sales of $127.6 million. Comparable store sales for the first quarter were down 4.4% versus last year due to decreases in sales in the retail stocks, women's sportswear, and men's clothing categories, offset by an increase in the sales of home goods. The overall increase in net sales for the first quarter of 1999 was due in part to the opening of four new "Aisle 3" stores in the first quarter of 1999 and four new Basement stores in the last half of 1998. The total number of stores in operation on May 1, 1999 and May 2, 1998 were 55 and 47, respectively.

Cost of sales as a percentage of sales was 77.4% for the quarter ended May 1, 1999 compared to 76.1% for the same period in the prior year, an increase of 1.3%. This increase was primarily attributable to an increase in markdowns and occupancy costs as a percentage of sales, as the result of the decrease in comparable store sales noted above.

Selling, general and administrative expenses for the first quarter of 1999 were $35.8 million, or 26.2% of sales, compared to $30.4 million, or 23.8% of sales, for the same period last year. The increase in selling, general and administrative expenses, in absolute terms, was primarily the result of opening six new Basement stores in 1998 and the opening of four new "Aisle 3" stores in the first quarter of 1999. As a percentage of sales, expenses increased primarily due to an increase of approximately $1.4 million in pre-opening costs relating to the new "Aisle 3" stores and expenses incurred in efforts to achieve Year 2000 compliance. The $1.4 million increase resulted from the Company's adoption of Statement of Position 98-5, "Accounting for Start-Up Activities", which required the Company to expense the costs of all start-up activities as incurred. Previously, the Company had amortized these costs over the remainder of the fiscal year. Expense increases were partially offset by income of approximately $1.7 million from the final settlement of the insurance claim relating to a fire that took place at the Company's Auburn Distribution Center in February 1998.

Net interest expense for the quarter ended May 1, 1999 was $1.2 million compared to $0.6 million last year. The increase in net interest expense was due to higher average outstanding borrowings under the Company's Revolving Credit Agreements, offset by lower interest rates in the first quarter of 1999. (See Financial Condition, Liquidity and Capital Resources.)

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Net loss for the quarter ended May 1, 1999 was $6.4 million, or $0.31 per share, on 21.0 million weighted average shares outstanding, compared to a net loss of $0.7 million, or $0.04 per share, on 20.9 million weighted average shares outstanding for the quarter ended May 2, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On January 22, 1999, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the "Agreement"), which replaced the Company's Amended and Restated Revolving Credit and Term Loan Agreement dated January 30, 1998. The new facility expires on January 22, 2002 and includes a $120.0 million revolving credit facility.

During the first quarter, average borrowings under the Agreement were approximately $53.4 million at an average interest rate of 7.68%. During the same period last year, average borrowings were $22.0 million at an average interest rate of 7.93%. Excess credit availability at May 1, 1999 was approximately $13.4 million compared to approximately $30.4 million at May 2, 1998.

The Company is not subject to financial covenants in any fiscal month in which the Company has credit availability in excess of certain predetermined levels for that month. In the event that the Company does not meet its credit availability requirements, the Agreement contains financial covenants, which require cumulative minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum ratio of accounts payable to inventory. During the quarter ended May 1, 1999, the Company was not subject to these financial covenants. During June 1999, the Company's excess availability dropped below these predetermined levels, however the Company was in compliance with all covenants.

On June 15, 1999, the Agreement was amended to discontinue the excess credit availability requirement and adjust the financial covenants for the remainder of Fiscal 1999. The Agreement will now contain financial covenants which require cumulative minimum purchases of inventory and maximum capital expenditures, along with the EBITDA and accounts payable to inventory covenants presently in place. In addition, the interest rate has been increased 25 basis points to, at the Company's option, prime plus 0.75% or LIBOR plus 2.75%.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

The Company is exposed to market risk related to the change in interest rates primarily through its borrowing activities. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. Each interest rate swap agreement is designated with all or a portion of the principal balance of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.

Net cash used in operating activities was $17.7 million for the quarter ended May 1, 1999 versus cash used of $9.3 million during the same period last year. The $8.4 million increase in cash used by operations was primarily due a decrease in EBITDA from $3.0 million in 1998 to $(1.7) million in 1999. The remainder of the increase was due to higher inventory levels from the additional eight stores, which were opened over the last twelve months.

Net cash used in investing activities during Fiscal 1999 increased $1.5 million over the comparable period in Fiscal 1998 primarily as a result of increased capital expenditures of $1.0 million. The increase in capital expenditures was largely the result of the adding four "Aisle 3" stores in the first quarter of 1999.

Net cash provided by financing activities during the first quarter of 1999 was $23.8 million as compared to $13.7 million in the first quarter of 1998. The $10.1 million increase was primarily due to increased borrowings under the Agreement.

The Company believes that internally generated working capital, existing vendor and third party factor arrangements and funds available under the Agreement will be adequate to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible, or the support of the Company's vendors and factors decreases significantly. During Fiscal 1999, capital expenditures are expected to approximate $20 million.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's business is seasonal, reflecting increased consumer demand in the fall season. Accordingly, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating profit than does the first half. The Company increases its inventory levels throughout the spring and early fall, with such levels peaking during the Christmas season.

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches.

While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased or expensed, in new software and equipment to address the Year 2000 problem and enhance existing systems, is currently estimated at approximately $31.0 million, of which $16.5 million has been incurred through May 1, 1999. The expense portion of the total project is estimated at $11.9 million of which $3.1 million has been incurred through May 1, 1999 and $2.2 million is expected to be expended over the remainder of the fiscal year. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

The Company believes its Year 2000 program will be completed on a timely basis and should effectively minimize disruption to the Company's operations, however, there can be no assurance that the Company will be successful in this respect.

OUTLOOK

The Company plans to open five additional "Aisle 3" stores in the third quarter of 1999. The new format leverages the current Filene's Basement infrastructure and vendor relationships. The capital required to open an "Aisle 3" store is significantly less than that required to open a traditional Filene's Basement specialty store.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The objective of this program is to test the concept of increasing sales through such new stores, with a goal of reducing costs and improving operating margins. The Company intends to open additional specialty stores in the traditional format as well. Due to the factors discussed below, there is no guarantee that the Company will achieve these expectations.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) economic and weather conditions which affect the buying patterns of the Company's customers, (ii) actions of the Company's competitors and the Company's ability to respond to such actions, (iii) the continued support of the Company's numerous vendors and third party factors in the form of short-term trade credit through extended payment terms and letters of credit, (iv) a decrease in the Company's available funds due to the impairment or ineligibility of a significant portion of its borrowing base, (v) the continued success of the Company's efforts to implement planned strategic initiatives, (vi) unexpected store closings and the related higher markdowns associated with inventory liquidations, (vii) any unanticipated impact of the Year 2000 problem and (viii) the extent to which the Aisle 3 concept is successful.

                   PART II - OTHER INFORMATION





ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


    27    Financial Data Schedule


(b) Reports on Form 8-K

     A current report on Form 8-K dated February 12, 1999 was filed by the Company concerning the adoption of a Rights
     Agreement and the declaration of a dividend of one Right for each outstanding share of Common Stock.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, being also its principal financial officer.




                                          FILENE'S BASEMENT CORP.

                                          /s/ Steven Siegel
                                          ---------------------
                                          Steven Siegel
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Clerk



DATE:  June 15, 1999

                          EXHIBIT INDEX

             Pursuant to Item 601 of Regulation S-K





Exhibit                   Title


27   Financial Data Schedule