Form 10-Q
period 1999-07-31
FILENES BASEMENT CORP
filed 1999-09-14
CIK 875404

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

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

                              Yes  X    No_____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____   No____  Not yet applicable__X_

(The Company and its subsidiary filed voluntary petitions pursuant to provisions of Chapter 11 of the United States Bankruptcy Code on August 23, 1999. No plan has been confirmed by a court.)

The number of shares of common stock outstanding as of August 31, 1999 was 21,000,256 shares.

                         FILENE'S BASEMENT CORP.
                            TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                              Page No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets as of                         3
     July 31, 1999, January 30, 1999
     and August 1, 1998


     Consolidated Statements of Operations                     4
     for the thirteen weeks ended
     July 31, 1999 and August 1, 1998


     Consolidated Statements of Operations                     5
     for the twenty-six weeks ended
     July 31, 1999 and August 1, 1998


     Consolidated Statements of Cash Flows                     6
     for the twenty-six weeks ended
     July 31, 1999 and August 1, 1998


     Notes to Consolidated Financial Statements                7



  Item 2 - Management's Discussion and Analysis of            10
     Financial Condition and Results of Operations




PART II - OTHER INFORMATION


  Item 1 - Legal Proceedings                                  16

  Item 4 - Submission of Matters to a Vote of                 16
     Security Holders

  Item 5 - Other Information                                  16

  Item 6 - Exhibits and Reports on Form 8-K                   17

                           FILENE'S BASEMENT CORP.
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


                                         July 31,     January 30,   August 1,
                                           1999          1999         1998
                                        ----------    ----------   ----------
  ASSETS                                 (unaudited)               (unaudited)
Current assets:
  Cash and cash equivalents              $    871     $    830     $    740
  Inventories                              95,593      105,773      117,318
  Other current assets                     13,756       11,529       12,827
                                          -------      -------      -------
    Total current assets                  110,220      118,132      130,885

Property, plant and equipment, net         64,160       61,279       51,938
Beneficial operating lease rights, net     11,526       12,183       12,840
Intangible assets, net and other           14,279       11,107        9,717
                                          -------      -------      -------
                                         $200,185     $202,701     $205,380
                                          =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 46,381     $ 56,090     $ 49,293
  Accrued expenses                         28,379       27,539       27,267
  Short-term debt                          66,282       38,561       25,800
  Current portion of long-term debt           -           -           2,000
  Obligations under capital leases            587          553          434
                                          -------      -------      -------
    Total current liabilities             141,629      122,743      104,794

Reserve for store closings                  2,733        2,857        2,933
Deferred revenue                            2,048        1,665        1,748
Long-term debt                                -           -          10,500
Obligations under capital leases            2,374        2,648        2,554

Stockholders' equity:
  Common stock, $.01 par value,
    70,000,000 shares authorized,
    21,075,256, 21,047,244 and
    21,011,880 shares issued                  211          211          210
  Additional paid-in capital               87,147       87,141       87,063
  Accumulated deficit                     (35,552)     (14,159)      (4,406)
  Accumulated other comprehensive income     (389)        (389)         -
  Treasury stock, 75,000 shares               (16)         (16)         (16)
                                          -------      -------      -------
    Total stockholders' equity             51,401       72,788       82,851
                                          -------      -------      -------
                                         $200,185     $202,701     $205,380
                                          =======      =======      =======


See Notes to Consolidated Financial Statements.

                           FILENE'S BASEMENT CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            Thirteen Weeks Ended
                                 (Unaudited)
                  (in thousands, except per share amounts)




                                           July 31,           August 1,
                                            1999                1998
                                         ----------         ----------
Net sales                                 $143,977           $131,396
Cost of sales, including buying,
  receiving and occupancy costs            115,429             99,204
                                           -------            -------
    Gross profit                            28,548             32,192

Selling, general and administrative
  expenses                                  40,117             29,683

Amortization of intangible assets and
  beneficial operating lease rights            366                366
                                           -------            -------
    Operating income (loss)                (11,935)             2,143

Interest expense, net                        3,015                869
                                           -------            -------
Income (loss) before income taxes          (14,950)             1,274

Income tax provision (Note 2)                  -                  278
                                           -------            -------
Net income (loss)                         $(14,950)           $   996
                                           =======            =======




Basic and diluted earnings (loss)         $  (0.71)          $   0.05
  per share (Note 3)                       =======            =======






See Notes to Consolidated Financial Statements.

                           FILENE'S BASEMENT CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           Twenty-Six Weeks Ended
                                 (Unaudited)
                  (in thousands, except per share amounts)




                                           July 31,           August 1,
                                            1999                1998
                                         ----------         ----------
Net sales                                 $280,800           $259,043
Cost of sales, including buying,
  receiving and occupancy costs            221,317            196,376
                                           -------            -------
  Gross profit                              59,483             62,667

Selling, general and administrative
  expenses                                  75,903             60,097

Amortization of intangible assets and
  beneficial operating lease rights            733                733
                                           -------            -------
    Operating income (loss)                (17,153)             1,837

Interest expense, net                        4,240              1,513
                                           -------            -------
Income (loss) before income taxes          (21,393)               324

Income tax provision (Note 2)                  -                   69
                                           -------            -------
Net income (loss)                         $(21,393)          $    255
                                           =======            =======




Basic and diluted earnings (loss)         $  (1.02)          $   0.01
  per share (Note 3)                       =======            =======





See Notes to Consolidated Financial Statements.

                           FILENE'S BASEMENT CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Twenty-Six Weeks Ended
                                 (Unaudited)
                               (in thousands)

                                               July 31,          August 1,
                                                1999               1998
                                             ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                            $(21,393)         $     255
  Adjustments to reconcile net income (loss)
    to net cash used in operations:
      Depreciation and amortization               7,134              6,716
      Decrease (increase) in inventories         10,180            (24,297)
      Increase in other current assets           (2,227)            (1,665)
      (Decrease) increase in accounts payable    (9,709)             6,595
      Increase in accrued expenses
        and other liabilities                       716                649
      Other                                         383                (84)
                                                --------           --------
    Net cash used in operating activities       (14,916)           (11,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (9,281)            (9,579)
  Other                                          (3,249)              (952)
                                                -------            -------
    Net cash used in investing activities       (12,530)           (10,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                     27,721             22,700
  Payments of capital lease obligation             (240)              (203)
  Proceeds from common stock issuance                 6                130
                                                -------            -------
Net cash provided by
      financing activities                       27,487             22,627
                                                -------            -------
Net increase in cash
  and cash equivalents                               41                265

Cash and cash equivalents:
  Beginning of period                               830                475
                                                -------            -------
  End of period                                $    871           $    740
                                                =======            =======


See Notes to Consolidated Financial Statements.

                           FILENE'S BASEMENT CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The results of the periods ended July 31, 1999 and August 1, 1998 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.

On August 23, 1999, the Company and its subsidiary filed voluntary petitions seeking relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Massachusetts (the "Bankruptcy Court"). Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as a debtor in possession. In addition, under the federal bankruptcy code, the Company may reject leases and executory contracts. Claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The Company intends to operate its business during the reorganization process and entered into a $135 million debtor in possession financing facility on August 23, 1999. The Bankruptcy Court has approved the financing facility on an interim basis and has scheduled a final hearing on September 15, 1999. The Company believes this new facility will allow it to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's operating results and adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or portions thereof were otherwise deemed ineligible, thereby diminishing the level of available funds. The Company is subject to various covenants under the new financing facility including minimum eligible inventory levels and maximum loans outstanding to eligible inventory ratios.

                           FILENE'S BASEMENT CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION (Continued)

In response to the Company's press release regarding its filing for protection under Chapter 11, NASDAQ halted trading of its common stock on August 23, 1999. Trading will remain halted pending receipt and review of additional information by NASDAQ as set forth in its letter to the Company dated August 23, 1999. The Company will cooperate in providing the requested information to NASDAQ.

2.   RESTRUCTURING CHARGES

Included in accrued expenses at July 31, 1999 are restructuring costs incurred related to the closing of three stores that will be completed in the third and fourth quarters of this year. These costs consisted of the following:

Markdown reserve                                  $1,138
Write-off of leasehold improvements
  and fixtures                                       861
Severance and other closing expenses                 604
                                                   -----
                                                  $2,603
                                                   =====

As of July 31, 1999, no amounts had been expended relating to the above charges.

3.   INCOME TAXES

The Fiscal 1999 income tax benefit was reduced to zero by an increase in the income tax valuation allowance necessary to bring the deferred tax asset to a level, that would more likely than not, be realized.

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

The following is a reconciliation of the outstanding shares used in calculating earnings per share for the thirteen week and twenty-six week periods ended July 31, 1999 and August 1, 1998 (in thousands):

                           FILENE'S BASEMENT CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE (Continued)

                                                Thirteen Weeks Ended
                                              July 31,           August 1,
                                                1999               1998
                                             ---------           --------

Basic shares outstanding                       20,999             20,917

Options                                           -                  658
                                              -------            -------
Dilutive shares outstanding                    20,999             21,575
                                              =======            =======

                                               Twenty-Six Weeks Ended
                                             July 31,           August 1,
                                               1999               1998
                                            ---------           --------

Basic shares outstanding                       20,989             20,906

Options                                           -                  669
                                              -------            -------
Dilutive shares outstanding                    20,989             21,575
                                              =======            =======

Options for the thirteen and twenty-six weeks ended July 31, 1999 to purchase shares of 3,084,872 and 3,027,453, respectively, and options for the thirteen and twenty-six weeks ended August 1, 1998 to purchase shares of 828,220 and 814,564, respectively, are not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

5.   SEGMENT INFORMATION

In Fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker or decision making group, in deciding how to allocate its resources and in assessing performance. Based on the standards applied in SFAS No. 131, the Company has only one reportable segment.

                           FILENE'S BASEMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the quarter ended July 31, 1999 net sales were $144.0 million, up 9.6% from last year's second quarter sales of $131.4 million. Comparable store sales for the second quarter were down 3.4% versus last year. Net sales for the twenty-six week period ended July 31, 1999 were up 8.4% versus last year while comparable store sales were down 3.7%. The comparable store decreases were primarily attributable to disappointing sales, which were in part due to insufficient quantities of inventory due to vendor concerns regarding the financial position of the Company. The increase in net sales for the thirteen and twenty-six week periods ended July 31, 1999 was due to the opening of four new "Aisle 3" stores in the first quarter of fiscal 1999 and four new Basement stores in the last half of 1998. At the end of fiscal July, the Company operated 51 traditional Filene's Basement stores and four Aisle 3 weekend warehouse stores, primarily in the Northeast and Midwest, versus 47 traditional Filene's Basement stores last year.

Cost of sales as a percentage of sales was 80.2% and 78.8% for the thirteen and twenty-six week periods ended July 31, 1999 compared to 75.5% and 75.8% for the corresponding periods in the prior year. These increases were primarily attributable to an increase in markdowns combined with an increase in buying, selling and occupancy costs, as a percentage of sales, due to the decline in same store sales. In addition, a $1.9 million markdown reserve was established in the second quarter for the closing of three traditional Filene's Basement stores and to clear out additional inventory. (See Outlook)

Selling, general and administrative expenses for the second quarter of 1999 were $40.1 million, or 27.9% of sales, compared to $29.7 million, or 22.6% of sales, for the same period last year. The increase in selling, general and administrative expenses, in absolute terms, was primarily the result of opening six new Basement stores in 1998 and the opening of four new "Aisle 3" stores in the first quarter of 1999. As a percentage of sales, expenses increased primarily due to a $1.4 million charge for costs relating to the closing of certain stores that will be completed in the third quarter of 1999 (See Outlook), as well as the decrease in comparable sales noted above. Selling, general and administrative expenses for the twenty-six weeks ended July 31, 1999 were $75.9 million, or 27.0% of sales, compared to $60.1 million or 23.2% of sales in the prior year period. In addition to the reasons stated above, the increase in expenses was attributable to an increase of approximately $1.4 million in pre-opening costs relating to the new "Aisle 3" stores in the first quarter of 1999. The Company adopted Statement of Position 98-5, "Accounting for Start-Up Activities", in fiscal 1998 which requires the Company to expense the costs of all start-up activities as incurred. The Company had historically amortized these costs over the remainder of the fiscal year.

                           FILENE'S BASEMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Net interest expense for the quarter ended July 31, 1999 was $3.0 million compared to $0.9 million last year. Net interest expense for the twenty-six weeks ended July 31, 1999 was $4.2 million, compared to $1.5 million last year. The increase in net interest expense was primarily due to a $1.7 million write-off of deferred financing costs relating to the Company's old financing agreement. The remaining increase was due to both higher average outstanding borrowings and higher interest rates in the second quarter of 1999. (See Financial Condition, Liquidity and Capital Resources.) These increases were partially offset by discounts of approximately $0.3 million on advance payments to vendors in the second quarter of 1999.

Net loss for the quarter ended July 31, 1999 was $15.0 million, or $0.71 per share, on 21.0 million weighted average shares outstanding, compared to net income of $1.0 million, or $0.05 per share, on 21.6 million weighted average shares outstanding for the quarter ended August 1, 1998. Net loss for the twenty-six weeks ended July 31, 1999 was $21.4 million, or $1.02 per share, on 21.0 million weighted average shares outstanding, compared to net income of $0.3 million, or $0.01 per share, on 21.6 million weighted average shares outstanding for the twenty-six weeks ended August 1, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On July 27, 1999, the Company entered into a $125 million revolving credit facility (the "Agreement"), which replaced the Company's Second Amended and Restated Revolving Credit Agreement dated January 22, 1999, as amended June 15, 1999 (the "Old Agreement"). The Agreement consisted of two Tranches, Tranche A of $85 million and Tranche B of $40 million. The interest rates on the Agreement for Tranche A borrowings was based, at the Company's option, on prime rate plus 0.75% or LIBOR plus 2.25%, while Tranche B borrowings were based on prime rate plus 4.25%. These rates were to be adjusted up or down quarterly as determined by the Company's financial performance during the four preceding quarters.

During the six months ended July 31, 1999, average borrowings under the Agreement and the Old Agreement were approximately $58.4 million at an average interest rate of 7.99%. During the same period last year, average borrowings were $27.5 million at an average interest rate of 7.94%. Excess credit availability at July 31, 1999 was approximately $10.9 million compared to approximately $25.5 million at August 1, 1998.

                           FILENE'S BASEMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

The Agreement contained financial covenants, which required cumulative minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum ratio of eligible inventory to accounts payable, as well as a limit on capital expenditures for specified periods during the term of the Agreement.

Net cash used in operating activities was $14.9 million for the twenty-six weeks ended July 31, 1999 versus cash used of $11.8 million during the same period last year. The $3.1 million increase in cash used by operations was primarily due to a decrease in EBITDA from income of $8.6 million in 1998 to a loss of $(10.0) million in 1999. This decrease was offset by reduced purchases of inventory as the result of vendor concerns regarding the Company.

Net cash used in investing activities during 1999 increased $2.0 million over the comparable period in 1998 primarily as a result of the deferred financing costs incurred in connection with the Agreement entered into in July 1999. During fiscal 1999, capital expenditures are expected to approximate $20 million.

Net cash provided by financing activities during the six months ended July 31, 1999 was $27.5 million as compared to $22.6 million in the same period of the prior year. The $4.9 million increase was primarily due to increased short-term borrowings in 1999 as the result of the opening of the four "Aisle 3" stores and the decrease in EBITDA.

On August 23, 1999, the Company filed a voluntary petition seeking relief under Chapter 11 of the United States bankruptcy code as the result of reduced trade support and interruption in inventory deliveries. On August
23, 1999, the Company also entered into the Debtor In Possession Credit Agreement (the "New Agreement") with GE Capital as agent and Paragon Capital LLC as oversight agent. The New Agreement replaces the Agreement. As the case with the Agreement, the New Agreement consists of two Tranches, Tranche A of $85 million which bears interest at a rate, at the Company's option, of prime plus 1.25% or LIBOR plus 2.75%, and Tranche B of $50 million, which bears interest at a rate of 14.25%, and to the extent advances are made against real estate collateral, 18%. The New Agreement expires on the earlier of February 23, 2001 or the first effective date of any plan of reorganization. In addition to the covenants contained in the Agreement, the New Agreement also contains covenants which require minimum eligible inventory levels and maximum loans outstanding to eligible inventory ratios.

                           FILENE'S BASEMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

The Company believes the New Agreement will allow the Company to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed
ineligible, thereby diminishing the level of available funds.   In addition,
because of uncertainty regarding the outcome of the bankruptcy case and the effect of any bankruptcy reorganization plan on the interest of the Company's creditors and stockholders, the ultimate impact on the Company's results of operations and financial position cannot be determined.

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

While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased or expensed, in new software and equipment needed to achieve "Year 2000" compliance and enhance existing systems, is currently estimated at approximately $31.0 million, of which $19.9 million had been incurred through July 31, 1999. The expense portion of the total project is estimated at $11.9 million of which $2.2 million and $3.0 million is expected to be incurred in fiscal 1998 and fiscal 1999, respectively. Through July 31, 1999, $3.8 million has been expensed. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

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

                           FILENE'S BASEMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

OUTLOOK

As noted above, on August 23, 1999, the Company filed a voluntary petition with the United States Bankruptcy Court for the District of Massachusetts in Boston, MA seeking relief under Chapter 11 of the United States Bankruptcy Code. The filing was principally the result of a lack of trade support and interruption in inventories. The Company intends to operate its business during the reorganization process and has entered into a $135 million debtor in possession financing facility, which has been approved on an interim basis pending a final hearing. The Company believes this facility will provide sufficient funding for a timely flow of merchandise during the reorganization process.

Prior to the filing, the Company began implementing strategies to improve merchandising, operations and enhance financial performance, including a reduction of headquarters staff by 15%. As part of this strategy, the Company will close three of its traditional stores. The Franklin Mills, PA and Sunrise, FL locations will close in the third quarter of 1999 and the Plymouth, MA location will close in the fourth quarter of 1999.

The Company plans to open four new Aisle 3 stores in the third quarter of 1999. The new format leverages the current Filene's Basement infrastructure and vendor relationships. The capital required to open an "Aisle 3" store is significantly less than that required to open a traditional Filene's Basement specialty store.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) Bankruptcy Court actions or proceedings related to the bankruptcy, (ii) economic and weather conditions which affect the buying patterns of the Company's customers, (iii) actions of the Company's competitors and the Company's ability to respond to such actions, (iv) the continued support of the Company's numerous vendors and third party factors in the form of short-term trade credit through extended payment terms and letters of credit, (v) a decrease in the Company's available funds due to the impairment or ineligibility of a significant portion of its borrowing base,

                           FILENE'S BASEMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)


(vi) the continued success of the Company's efforts to implement planned strategic initiatives, (vii) unexpected store closings and the related higher markdowns associated with inventory liquidations, (viii) any unanticipated impact of the "Year 2000" problem and (ix) the extent to which the Aisle 3 concept is successful.

                         PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

As reported in its report on Form 8-K dated August 26, 1999, Filene's Basement Corp. and its subsidiary filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 23, 1999.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Filene's Basement Corp. was held on June 22, 1999, for the purpose of electing a Class II Director of the Company to serve until the year 2002 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The following sets forth the results of shareholder voting:

Election of Class II Director:
                                         Votes in             Votes
                                          Favor              Withheld
                                         --------            --------
Election of Harold Leppo
  as Class II Director                  14,358,478          4,199,821







ITEM 5    OTHER INFORMATION

Stockholder Proposals for 2000 Annual Meeting

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and intended to be presented at the Company's 2000 Annual Meeting of Stockholders must be received by the Company not later than January 18, 2000 in order to be considered for inclusion in the Company's proxy materials for that meeting.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 2000 Annual Meeting of Stockholders must be received by the Company on or before March 29, 2000 in order to be considered timely for purposes of Rule 14a-4.

                         PART II - OTHER INFORMATION

In addition, the Company's Restated By-Laws also establish an advance notice procedure with respect to stockholder nomination of candidates for election as directors. A notice regarding stockholder nominations for director must be accompanied by a petition signed by at least 100 record holders representing in the aggregate at least 1% of the outstanding shares entitled to vote for directors. Such notice must be received by the clerk of the Company not less than 60 days or more than 90 days prior to the applicable stockholder meeting, provided, however, that, in the event the date of the meeting is not publicly announced by the Company more than 70 days prior to the meeting, the notice must be received by the Company not later than the close of business on the tenth day following the day on which such announcement of the date of the meeting is made. Any such notice must be written and contain certain specified information concerning the persons to be nominated and the stockholder submitting the nomination, all as set forth in the Company's Restated By-Laws. The presiding officer of the meeting may refuse to acknowledge any director nomination not made in compliance with such advance notice requirements. The Company has not yet publicly announced the date of the 2000 Annual Meeting. The advance notice provisions of the Company's Restated By-Laws supersede the notice requirements contained in recent amendments to Rule 14a-14 under the Exchange Act.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1 Debtor in Possession Credit Agreement, dated as of August 23, 1999 among Filene's Basement Inc., debtor and debtor in possession, as borrower, the other parties signatory hereto, as credit parties, the lenders signatory hereto from time to time, as lenders, Paragon Capital LLC, as oversight agent, and General Electric Capital Corporation, as agent.

    27   Financial Data Schedule


(b) Reports on Form 8-K

    On August 10, 1999, the Company filed an 8-K announcing the closing of a $125 million credit facility.

    On August 26, 1999, the Company filed an 8-K announcing the voluntary filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

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




                                                 FILENE'S BASEMENT CORP.

                                                 /s/ Steven Siegel
                                                 ---------------------
                                                 Steven Siegel
                                                 Executive Vice President
                                                 & Chief Financial Officer



DATE:  September 14, 1999

                                EXHIBIT INDEX

                   Pursuant to Item 601 of Regulation S-K





Exhibit                   Title



4.1 Debtor in Possession Credit Agreement, dated as of August 23, 1999 among Filene's Basement Inc., debtor and debtor in possession, as borrower, the other parties signatory hereto, as credit parties, the lenders signator hereto from time to time, as lenders, Paragon Capital LLC, as oversight agent, and General Electric Capital Corporation, as agent.

27   Financial Data Schedule