Form 10-Q
period 1999-10-30
FILENES BASEMENT CORP
filed 1999-12-14
CIK 875404

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended October 30, 1999

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

                           Yes  X    No_____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No     Not yet applicable  X

(The Company and its subsidiary filed voluntary petitions pursuant to provisions of Chapter 11 of the United States Bankruptcy Code on August 23, 1999. No plan has been filed with the court.)

The number of shares of common stock outstanding as of November 30, 1999 was 21,000,256 shares.

                         FILENE'S BASEMENT CORP.
                            TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                              Page No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets as of                         3
     October 30, 1999, January 30, 1999
     and October 31, 1998


     Consolidated Statements of Operations                     4
     for the thirteen weeks ended
     October 30, 1999 and October 31, 1998


     Consolidated Statements of Operations                     5
     for the thirty-nine weeks ended
     October 30, 1999 and October 31, 1998


     Consolidated Statements of Cash Flows                     6
     for the thirty-nine weeks ended
     October 30, 1999 and October 31, 1998


     Notes to Consolidated Financial Statements                7



  Item 2 - Management's Discussion and Analysis of            12
     Financial Condition and Results of Operations




PART II - OTHER INFORMATION


  Item 1 - Legal Proceedings                                  18

  Item 6 - Exhibits and Reports on Form 8-K                   18

                          FILENE'S BASEMENT CORP.
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                       October 30,    January 30,  October 31,
                                           1999          1999         1998
                                        ----------    ----------   ----------
  ASSETS                               (unaudited)                 (unaudited)
Current assets:
  Cash and cash equivalents              $    621     $    830     $    920
  Inventories                              74,032      105,773      128,281
  Other current assets                     16,451       11,529       14,461
                                          -------      -------      -------
    Total current assets                   91,104      118,132      143,662

Property, plant and equipment, net         54,271       61,279       54,804
Beneficial operating lease rights, net     11,197       12,183       12,512
Intangible assets, net and other           13,794       11,107        9,963
                                          -------      -------      -------
                                         $170,366     $202,701     $220,941
                                          =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 28,282     $ 56,090     $ 48,718
  Accrued expenses                         40,683       27,539       27,278
  Short-term debt                          45,107       38,561       42,400
  Current portion of long-term debt           -           -           2,000
  Obligations under capital leases             10          553          445
                                          -------      -------      -------
    Total current liabilities             114,082      122,743      120,841

Reserve for store closings                   -           2,857        2,875
Deferred revenue                            1,973        1,665        1,707
Long-term debt                                -           -          10,500
Obligations under capital leases              372        2,648        2,439

Liabilities subject to compromise(Note 3)  54,382          -            -

Stockholders' equity:
  Common stock, $.01 par value,
    70,000,000 shares authorized,
    21,075,256, 21,047,244 and
    21,011,880 shares issued                  211          211          210
  Additional paid-in capital               87,147       87,141       87,063
  Accumulated deficit                     (87,396)     (14,159)      (4,678)
  Accumulated other comprehensive income     (389)        (389)         -
  Treasury stock, 75,000 shares               (16)         (16)         (16)
                                          -------      -------      -------
    Total stockholders' equity (deficit)     (443)      72,788       82,579
                                          -------      -------      -------
                                         $170,366     $202,701     $220,941
                                          =======      =======      =======

See Notes to Consolidated Financial Statements.

                          FILENE'S BASEMENT CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           Thirteen Weeks Ended
                                (Unaudited)
                 (in thousands, except per share amounts)




                                         October 30,        October 31,
                                            1999               1998
                                         ----------         ----------
Net sales                                 $128,912           $154,772
Cost of sales, including buying,
  receiving and occupancy costs            105,897            116,905
                                           -------            -------
    Gross profit                            23,015             37,867

Selling, general and administrative
  expenses                                  37,500             36,620

Interest expense, net                        4,711              1,226

Amortization of intangible assets and
  beneficial operating lease rights            367                367
                                           -------            -------
Loss before reorganization items
      and income taxes                     (19,563)              (346)

Reorganization items (Note 4)               32,280                -
                                           -------            -------

Loss before income taxes                   (51,843)              (346)

Income tax benefit (Note 5)                    -                  (74)
                                           -------            -------
Net loss                                  $(51,843)           $  (272)
                                           =======            =======




Basic and diluted loss                    $  (2.47)           $ (0.01)
  per share (Note 6)                       =======            =======

Weighted average number of common shares
  outstanding:
    Basic and fully diluted                 21,001             20,937
                                           =======           ========



See Notes to Consolidated Financial Statements.

                          FILENE'S BASEMENT CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          Thirty-nine Weeks Ended
                                (Unaudited)
                 (in thousands, except per share amounts)




                                         October 30,        October 31,
                                            1999               1998
                                         ----------         ----------
Net sales                                 $409,712           $413,815
Cost of sales, including buying,
  receiving and occupancy costs            327,214            313,281
                                           -------            -------
  Gross profit                              82,498            100,534

Selling, general and administrative
  expenses                                 113,403             96,717

Interest expense, net                        8,951              2,739

Amortization of intangible assets and
  beneficial operating lease rights          1,100              1,100
                                           -------            -------
Loss before reorganization items
      and income taxes                     (40,956)               (22)

Reorganization items (Note 4)               32,280                -
                                           -------            -------
Loss before income taxes                   (73,236)               (22)

Income tax benefit (Note 5)                   -                    (5)
                                           -------            -------
Net loss                                  $(73,236)          $    (17)
                                           =======            =======




Basic and diluted loss                    $  (3.49)          $   0.00
  per share (Note 6)                       =======            =======

Weighted average number of common shares
  outstanding:
    Basic and fully diluted                 20,993             20,916
                                           =======           ========



See Notes to Consolidated Financial Statements.

                          FILENE'S BASEMENT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Thirty-nine Weeks Ended
                                (Unaudited)
                              (in thousands)

                                              October 30,       October 31,
                                                1999               1998
                                             ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                     $(73,236)         $     (17)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operations:
      Reorganization items                       32,280                -
      Depreciation and amortization              10,879             10,308
      Decrease (increase) in inventories          5,937            (35,260)
      Increase in other current assets           (4,922)            (3,299)
      Increase in accounts payable               17,763              6,020
      Increase in accrued expenses
        and other liabilities                     7,036                602
      Other                                         308               (125)
                                                --------           --------
    Net cash used in operating
       activities before reorganization items    (3,955)           (21,771)
    Reorganization items:
      Professional fees paid                       (182)               -
      Proceeds from inventory liquidation        15,374                -
                                                --------           --------
    Net cash provided by (used in) operating
       activities                                11,237            (21,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (14,817)           (15,671)
  Other                                          (2,801)            (1,236)
                                                -------            -------
    Net cash used in investing activities       (17,618)           (16,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                      6,546             39,300
  Payments of capital lease obligation             (380)              (307)
  Proceeds from common stock issuance                 6                130
                                                -------            -------
Net cash provided by
      financing activities                        6,172             39,123
                                                -------            -------
Net increase (decrease) in cash
  and cash equivalents                             (209)               445

Cash and cash equivalents:
  Beginning of period                               830                475
                                                -------            -------
  End of period                                $    621           $    920
                                                =======            =======

See Notes to Consolidated Financial Statements.

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Filene's Basement Corp. have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company and its subsidiary filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on August 23, 1999 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Eastern District of Massachusetts (the "Bankruptcy Court")

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The results of the periods ended October 30,1999 and October 31, 1998 are not necessarily indicative of the results for a full fiscal year because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the fall season. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods reported.

The Company's ability to continue as a going concern is dependent upon confirmation of the Company's plan of reorganization by the Bankruptcy Court, the ability to maintain compliance with debt covenants under the DIP Facility, achievement of profitable operations, maintenance of adequate financing, and the resolution of the uncertainties of the reorganization case discussed in Note 2. The Company experienced significant operating losses in 1999.

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. REORGANIZATION CASE

In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and reconciled. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. Pursuant to the Bankruptcy Code, the Debtors presently possess the exclusive right to file a plan of reorganization during the period through April 30, 2000.

Under  the  Bankruptcy  Code, the Debtors may elect  to  assume  or  reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval.

The Company intends to operate its business during the reorganization process and entered into a $135 million debtor-in-possession financing facility on August 23, 1999. The Bankruptcy Court approved the financing facility on September 15, 1999. The Company believes this new facility will allow it to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's operating results and adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or portions thereof were otherwise deemed ineligible, thereby diminishing the level of available funds. The Company is subject to various covenants under the new financing facility including minimum eligible inventory levels and maximum loans outstanding to eligible inventory ratios.

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. REORGANIZATION CASE (continued)


The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company reviews its intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such long-lived and intangible assets can be recovered over their remaining lives through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds.

The Company is currently developing a plan of reorganization to submit to the Bankruptcy Court. As no plan has yet been submitted, the Company is unable to accurately estimate its future cash flows and, therefore, has not applied SFAS No. 121 as of October 30, 1999. Future strategic actions could result in additional store closings and material restructuring charges and impairment losses.

As the result of the bankruptcy filing, the Company's stock has been delisted from the NASDAQ National Market System and now trades on the Electronic Bulletin Board. The Company is appealing the delisting.

3.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows (in 000's):

Accounts payable                        $45,572
Accrued expenses                          8,810
                                        -------
                                        $54,382
                                        =======

4.   REORGANIZATION ITEMS

The Company provided for or incurred the following expense items during the period ended October 30, 1999 directly associated with the Chapter 11 reorganization proceedings and the resulting restructuring of its operations (in 000's):

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   REORGANIZATION ITEMS (continued)

Write-down of inventory                       $10,430
Write-off of leasehold improvements
   & fixtures                                  11,423
Obligations for leased properties               6,030
Retention costs                                 2,259
Employee severance and other closing costs      1,956
Professional fees                                 182
                                              -------
                                              $32,280
                                              =======

Included in accrued expenses at October 30, 1999 are reorganization items of $18.2 million incurred related to the nineteen stores closed in the third quarter, of which $7.9 million represent expenses that had previously been accrued.

5.   INCOME TAXES

The Fiscal 1999 income tax benefit was reduced to zero by an increase in the income tax valuation allowance necessary to bring the deferred tax asset to a level, that would more likely than not, be realized.

6.   EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", basic earnings per share is computed using the weighted average number of shares outstanding during each period.

Diluted earnings per share is computed using the weighted number of outstanding shares plus the weighted average number of dilutive common equivalent shares outstanding during each period. During the thirty-nine and thirteen week periods ended October 30, 1999 and October 31, 1998, there were no dilutive common equivalent shares included in diluted earnings per share. Options for the thirteen and thirty-nine weeks ended October 30, 1999 to purchase shares of 3,107,738 and 3,054,215, respectively, and options for the thirteen and thirty-nine weeks ended October 31, 1998 to purchase shares of 3,016,147 and 2,933,255, respectively, are not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

7.   SEGMENT INFORMATION

In Fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and

                        FILENE'S BASEMENT CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   SEGMENT INFORMATION (continued)

geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker or decision making group, in deciding how to allocate its resources and in assessing performance. Based on the standards applied in SFAS No. 131, the Company has only one reportable segment.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company and its subsidiary filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on August 23, 1999 (the "Filing"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Eastern District of Massachusetts (the "Bankruptcy Court").

RESULTS OF OPERATIONS

For the quarter ended October 30, 1999 net sales were $128.9 million, down 16.7% from last year's third quarter sales of $154.8 million. Comparable store sales for the third quarter were down 23.0% versus last year. Net sales for the thirty-nine week period ended October 30, 1999 were down 1.0% versus last year while comparable store sales were down 11.3%. The comparable store decreases were primarily attributable to disappointing sales, which were mostly due to insufficient quantities of inventory resulting from vendor concerns regarding the financial position of the Company. The decrease in net sales for the thirteen and thirty-nine week periods ended October 30, 1999 was also due to the closing of two stores in September 1999 and seventeen stores in October 1999. These decreases were partially offset by an increase in net sales due to the opening of eight new "Aisle 3" stores, four in both the first and third quarters of 1999. As of October 30, 1999, the Company operated 32 traditional Filene's Basement stores and eight Aisle 3 weekend warehouse stores, primarily in the Northeast and Midwest, versus 51 traditional Filene's Basement stores at October 31, 1998.

Cost of sales as a percentage of sales was 82.1% and 79.9% for the thirteen and thirty-nine week periods ended October 30, 1999 compared to 75.5% and 75.7% for the corresponding periods in the prior year. These increases were primarily attributable to an increase in markdowns associated with the liquidation and closing of the 19 stores in the third quarter of 1999. In addition, the increase was due to an increase in buying, selling and occupancy costs, as a percentage of sales, due to the decline in same store sales. (See Outlook)

Selling, general and administrative expenses for the third quarter of 1999 were $37.5 million, or 29.1% of sales, compared to $36.6 million, or 23.7% of sales, for the same period last year. The increase in selling, general and administrative expenses, in absolute terms, was primarily the result of opening four new "Aisle 3" stores in the first quarter of 1999 and an additional four new "Aisle 3" stores in the third quarter of 1999. As a percentage of sales, the increase was primarily related to the decrease in

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

comparable sales noted above combined with an increase in depreciation expense from the new stores and capital expenditures related to Year 2000 compliance. In addition, there was an increase of approximately $0.8 million in pre-opening costs relating to the new "Aisle 3" stores in the third quarter of 1999. The Company adopted Statement of Position 98-5, "Accounting for Start-Up Activities", in fiscal 1998 which requires the Company to expense the costs of all start-up activities as incurred. The Company had historically amortized these costs over the remainder of the fiscal year. These increases were offset by decreases in advertising expense in markets effected by the closing of stores and as a result of strategic elimination of promotional events. Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 1999 were $113.4 million, or 27.7% of sales, compared to $96.7 million, or 23.4% of sales, in the prior year period.

Net interest expense for the quarter ended October 30, 1999 was $4.7 million compared to $1.2 million last year. Net interest expense for the thirty-nine weeks ended October 30, 1999 was $9.0 million, compared to $2.7 million last year. The increase in net interest expense for the third quarter was primarily due to a $2.6 million write-off of deferred financing costs relating to the Company's old financing agreement. The remaining increase was due to both higher average outstanding borrowings and higher interest rates in the third quarter of 1999. (See Financial Condition, Liquidity and Capital Resources.)

Reorganization items of $32.3 million incurred in the third quarter of 1999 relate to the Chapter 11 proceedings and related restructuring and are discussed in Note 4.

Net loss for the quarter ended October 30, 1999 was $51.8 million, or $2.47 per share, on 21.0 million weighted average shares outstanding, compared to a net loss of $0.3 million, or $0.01 per share, on 20.9 million weighted average shares outstanding for the quarter ended October 31, 1998. Net loss for the thirty-nine weeks ended October 30, 1999 was $73.2 million, or $3.49 per share, on 21.0 million weighted average shares outstanding, compared to a net loss of $17,000 on 20.9 million weighted average shares outstanding for the thirty-nine weeks ended October 31, 1998.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 23, 1999, the Company entered into the Debtor-In-Possession Credit Agreement (the "DIP Agreement") with GE Capital as agent and Paragon Capital LLC as oversight agent. The DIP Agreement consists of two Tranches, Tranche A of $85 million which bears interest at a rate, at the Company's option, of prime plus 1.25% or LIBOR plus 2.75%, and Tranche B of $50 million, which bears interest at a rate of 14.25%, and to the extent advances are made against real estate collateral, 18%. The DIP Agreement expires on the earlier of February 23, 2001 or the first effective date of any plan of reorganization. The DIP Agreement contains covenants which require maximum capital expenditures for specified periods during the term, minimum eligible inventory levels and maximum loans outstanding to eligible inventory ratios. In December 1999, the DIP
Agreement was amended to include changes resulting from the Bankruptcy Court's final approval, to revise the definition of "change of control", and to postpone until fiscal year 2000 the requirement to have an earnings before interest, taxes, depreciation and amortization covenant.

During the thirty-nine weeks ended October 30, 1999, average borrowings under the DIP Agreement and prior agreements were approximately $44.3 million at an average interest rate of 8.97%. During the same period last year, average borrowings were $35.7 million at an average interest rate of 7.88%. Excess credit availability at October 30, 1999 was approximately $37.6 million compared to $14.7 million at October 31, 1998.

Net cash used in operating activities before reorganization items was $4.0 million for the thirty-nine weeks ended October 30, 1999 versus cash used of $21.8 million during the same period last year. The $17.8 million decrease in cash used in operations was primarily due to the Company's inventories decreasing $5.9 million in 1999 compared with an increase in 1998 of $35.3 million. The decrease in inventories was the result of reduced purchases of inventory as the result of the tightening of vendor credit. In addition, accounts payable and accrued expenses increased $18.2 million due to the Chapter 11 proceeding. While under the protection of the Bankruptcy Code, most claims against the Company existing at the time of the Bankruptcy filing are stayed pending reorganization of the Company. These increases in cash provided by operations were offset by the $40.3 million decrease in earnings (loss) before taxes, depreciation, and amortization from $10.3 million for the thirty-nine weeks ended October 31, 1998 to $(30.0) million for the thirty-nine weeks ended October 30, 1999.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)


Net cash used in investing activities during 1999 increased $0.7 million over the comparable period in 1998 primarily as a result of deferred financing costs incurred in connection with the DIP Agreement entered into on August 23, 1999. During fiscal 1999, capital expenditures are expected to approximate $19 million.

Net cash provided by financing activities during the nine months ended October 30, 1999 was $6.2 million as compared to $39.1 million in the same period of the prior year. The $32.9 million decrease was primarily due to paydown of the line of credit with proceeds from the sale of inventories in the stores closed during the third quarter of 1999.

The Company believes it will be able to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. However, the Company's operating results and the adequacy of its working capital could be adversely affected if, for any reason, the Company's borrowing base was to become impaired, or otherwise be deemed ineligible,
thereby diminishing the level of available funds.   In addition,
because of uncertainty regarding the outcome of the bankruptcy case and the effect of any bankruptcy reorganization plan on the interest of the Company's creditors and stockholders, the ultimate impact on the Company's results of operations and financial position cannot be determined.

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000" problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches.

While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased or expensed, in new software and equipment needed to achieve "Year 2000" compliance and enhance existing systems, was originally estimated at approximately $31.0 million, of which $21.2 million had been incurred through October 30, 1999. This estimate is expected to be

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)


revised as a result of the Chapter 11 filing and the closing of stores. The expense portion of the total project is estimated at $11.9 million of which $2.2 million and $2.9 million is expected to be incurred in fiscal 1998 and fiscal 1999, respectively. Through October 30, 1999, $4.4 million has been expensed. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse impact on the Company's financial condition or liquidity.

The Company will complete it's Year 2000 testing in mid-December and believes its Year 2000 program will effectively minimize disruption to the Company's operations, however, there can be no assurance that the Company will be successful in this respect.

OUTLOOK

As noted above, on August 23, 1999, the Company filed a voluntary petition with the United States Bankruptcy Court for the Eastern District of Massachusetts in Boston, MA seeking relief under Chapter 11 of the United States Bankruptcy Code. The filing was principally due to a lack of trade support and an interruption in the receipt of inventories. The Company intends to operate its business during the reorganization process and has entered into a $135 million debtor in possession financing facility. The Company believes this facility will provide sufficient funding for a timely flow of merchandise during the reorganization process.

During the third quarter, as part of its reorganization process, the Company announced the closing of sixteen stores in addition to the three previously announced during the second quarter of 1999. Of these closed stores, two stores were closed in September 1999 and seventeen were turned over to the liquidation company in October 1999. At October 30, 1999, the Company had recorded a charge for reorganization items of $32.1 million relating to the stores turned over to the liquidation company in October 1999.

In November 1999, the Company announced the closing of an additional eighteen stores, which were turned over to the liquidation company in November 1999. The Company expects to record an additional charge for reorganization items in the fourth quarter of 1999 of approximately $21.7 million principally relating to the stores turned over to the liquidation company in November 1999.

The Company has an exclusive period to file a reorganization plan that expires on April 30, 2000.

                     FILENE'S BASEMENT CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: (i) Bankruptcy Court actions or proceedings related to the bankruptcy, (ii) economic and weather conditions which affect the buying patterns of the Company's customers, (iii) actions of the Company's competitors and the Company's ability to respond to such actions, (iv) the continued support of the Company's numerous vendors and third party factors in the form of short-term trade credit through extended payment terms and letters of credit, (v) a decrease in the Company's available funds due to the impairment or ineligibility of a significant portion of its borrowing base, (vi) the continued success of the Company's efforts to implement planned strategic initiatives, (vii) unexpected store closings and the related higher markdowns associated with inventory liquidations, (viii) any unanticipated impact of the "Year 2000" problem and (ix) the extent to which the Aisle 3 concept is successful.

                      PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

As reported in its report on Form 8-K dated August 26, 1999, Filene's Basement Corp. and its subsidiary filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 23, 1999.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1 First Amendment to Debtor in Possession Credit Agreement, among Filene's Basement Inc., debtor and debtor in possession, as borrower, the other parties signatory hereto, as credit parties, the lenders signatory hereto from time to time, as lenders, Paragon Capital LLC, as oversight agent, and General Electric Capital Corporation, as agent.


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




                                             FILENE'S BASEMENT CORP.

                                             /s/ Steven Siegel
                                             --------------------------
                                             Steven Siegel
                                             Executive Vice President
                                             & Chief Financial Officer



DATE:  December 14, 1999

                             EXHIBIT INDEX

                Pursuant to Item 601 of Regulation S-K





Exhibit                   Title


4.1  First Amendment to Debtor in Possession Credit Agreement,  among Filene's
           Basement Inc., debtor and debtor in possession, as borrower, the other parties signatory hereto, as credit parties, the lenders signatory hereto from time to time, as lenders, Paragon Capital LLC, as oversight agent, and General Electric Capital Corporation, as agent.


27   Financial Data Schedule